Form 10-K
period 1996-12-31
DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
filed 1997-08-29
CIK 832345

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended DECEMBER 31, 1996

                                      OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       Commission File Number:  0 - 16777

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                              52-1508601
    -------------------------------             --------------------
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

         10400 FERNWOOD ROAD
         BETHESDA, MARYLAND                              20817
  ----------------------------------------             ----------
  (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code:  301-380-2070

          Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days:  Yes     No      (Not Applicable).  On August 25, 1992, the
                      ---    ---
Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Because of the pendency of such application, the Registrant was not required to, and did not, make any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on August 29, 1997.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

--------------------------------------------------------------------------------
                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                       PAGE NO.
                                                                       --------
                                     PART I
Item 1.    Business                                                         1

Item 2.    Property                                                         4

Item 3.    Legal Proceedings                                                5

Item 4.    Submission of Matters to a Vote of Security Holders              5


                                    PART II


Item 5.    Market For Registrant's Common Equity and
           Related Security Holder Matters                                  5

Item 6.    Selected Financial Data                                          7

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        7

Item 8.    Financial Statements and Supplementary Data                     15

Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                        29


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant              29

Item 11.   Management Renumeration and Transactions                        30

Item 12.   Security Ownership of Certain Beneficial Owners and Management  30

Item 13.    Certain Relationships and Related Transactions                 31


                                    PART IV

Item 14.  Exhibits, Supplemental Financial Statement Schedules
          and Reports on Form 8-K                                          34

                                     PART I

ITEM 1.   BUSINESS

DESCRIPTION OF THE PARTNERSHIP
------------------------------

Desert Springs Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership which was formed on February 26, 1987, owns Marriott's Desert Springs Resort and Spa and approximately 185 acres of land on which the Hotel and a golf course are located (the "Hotel"). Additionally, until April 24, 1996, the Partnership owned certain Trans World Airline, Inc. ("TWA") equipment (the "Equipment"). See Item 8, "Financial Statements and Supplementary Data."

The sole general partner of the Partnership, with a 1% interest in the Partnership, is Marriott Desert Springs Corporation (the "General Partner"), a Delaware corporation and a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). The Partnership is currently engaged solely in the business of leasing the Hotel and, therefore, is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Hotel is leased to Marriott Hotel Services, Inc. ("MHSI" or the "Tenant"), a wholly-owned direct subsidiary of Marriott International, Inc. ("MII"), under a long-term lease agreement (the "Operating Lease"). A second golf course (the "Second Golf Course") is leased by the Partnership from Marriott's Desert Springs Development Corporation, a wholly-owned indirect subsidiary of MII. The Hotel has the right to use the Marriott name pursuant to the lease agreements and, if these agreements are terminated, the Partnership will lose that right for all purposes (except as part of the Partnership's name). See Item 13, "Certain Relationships and Related Transactions."

The Hotel is among the premier resorts in the Marriott system and caters primarily to meetings/conventions, leisure and commercial travel. Since the Hotel is located in southern California, operating results are higher during the period from November to April each year. The Partnership has no plans to acquire any new properties. See Item 2, "Property."

The Equipment was leased to TWA pursuant to the terms of an operating lease which expired April 20, 1995. On April 20, 1995, the Partnership and TWA entered into a new sales-type lease agreement which was to have expired on July 24, 1996. However, on April 24, 1996, TWA exercised its early termination option under the equipment lease and paid the rent due on that date along with the equipment lease termination value plus the $1 purchase option.

ORGANIZATION OF THE PARTNERSHIP
-------------------------------

The Partnership was formed to acquire and own the Hotel and the Equipment. The Partnership purchased the Hotel from Desert Springs Hotel Services, a California joint venture. The Equipment was purchased from TWA. Between March 20, 1987 and April 24, 1987, 900 limited partnership interests (the "Units"), representing a 99% interest in the Partnership were subscribed pursuant to a private placement offering. The offering price per Unit was $100,000; $25,000 payable at subscription with the balance due in three annual installments through June 15, 1990; or, as an alternative, $87,715 in cash at closing as full payment of the subscription price. Of the total 900 Units, 740.5 Units were purchased on the installment basis and 159.5 Units were paid in full at closing. The General Partner contributed $909,100 in cash for its 1% general partnership interest.

COMPETITION
-----------

The lodging industry as a whole, and the upscale and luxury full-service segments in particular, is benefitting from a cyclical recovery as well as a shift in the supply/demand relationship with supply relatively flat and demand strengthening. The lodging industry posted strong gains in revenues and profits in 1996, as demand growth continued to outpace additions to supply. The General Partner expects full-service hotel room supply growth to remain limited through 1998 and for the foreseeable future. This supply/demand imbalance will result in improving occupancy and room rates which should result in improved operating profit.

Current trends in the hotel industry indicate that, through at least 1998, the outlook for the lodging industry remains positive. Demand increases are expected to continue to outpace supply additions. Rooms supply growth, especially for the luxury and upscale segment, is forecasted to be limited as compared to growth in budget and mid-priced hotels. Acquisition prices for first class and luxury price properties are still at a significant discount to construction, or replacement cost. The favorable gap between demand increases and supply additions should continue to drive room rate increases, with occupancy rates leveling as targeted room rates are achieved.

The primary competition for the Hotel comes from the following first-class resort lodging-oriented hotels: (i) Marriott's Rancho Las Palmas Resort and Country Club with 450 guest rooms, (ii) Hyatt Grand Champions Resort with 336 guest rooms, (iii) La Quinta Hotel and Resort with 640 guest rooms, (iv) Ritz-Carlton Rancho Mirage with 238 guest rooms, (v) Westin Mission Hills Resort with 512 guest rooms and (vi) Stouffers Renaissance Hotels International with 560 rooms. The La Quinta Resort is adding an additional 18,000 square foot ballroom and a complete European health spa expected to open in 1997.

The Tenant believes that by emphasizing management and personnel development of its staff and maintaining a competitive price structure, the Partnership's share of the market will be maintained or increased. The inclusion of the Hotel within the nationwide MII full-service hotel system provides advantages of name recognition, centralized reservations and advertising, system-wide marketing and promotion, centralized purchasing and training and support services. Additional competitive information is set forth in Item 2, "Property," with respect to the Hotel.

CONFLICTS OF INTEREST
---------------------

Because Host Marriott and its affiliates own and/or operate hotels other than the Hotel owned by the Partnership, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host Marriott and its affiliates retain a free right to compete with the Partnership's Hotel, including the right to develop competing hotels now and in the future, in addition to those existing hotels which may compete directly or indirectly.

Policies with Respect to Conflicts of Interest

It is the policy of the General Partner that the Partnership relationship with the General Partner, any of its affiliates or persons employed by the General Partner are conducted on terms which are fair to the Partnership and which are commercially reasonable.

The Partnership Agreement provides that agreements, contracts or arrangements between the Partnership and the General Partner, other than arrangements for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by the General Partner or its affiliates, which agreements will be on commercially reasonable terms, will be subject to the following conditions:

(a) the General Partner or any affiliate must be actively engaged in the business of rendering such services or selling or leasing such goods, independently of its dealings with the Partnership and as an ordinary ongoing business or must enter into and engage in such business with MII system hotels or hotel owners generally and not exclusively with the Partnership;

(b) any such agreement, contract or arrangement must be fair to the Partnership, and reflect commercially reasonable terms and shall be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid therefor;

(c) no rebates or give-ups may be received by the General Partner or any affiliate, nor may the General Partner or any affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement;

(d) no such agreement, contract or arrangement as to which the limited partners had previously given approval may be amended in such manner as to increase the fees or other compensation payable to the General Partner or any affiliate or to decrease the responsibilities or duties of the General Partner or any affiliate in the absence of the consent of the limited partners holding a majority of the Units (excluding those Units held by the General Partner or certain of its affiliates); and

(e) any such agreement, contract or arrangement which relates to or secures any funds advanced or loaned to any of the Partnership by the General Partner or any affiliate must reflect commercially reasonable terms.

EMPLOYEES
---------

The Partnership has no employees; however, employees of Host Marriott are available to perform administrative services for the Partnership. The Partnership reimburses Host Marriott for the cost of providing such services. See Item 11, "Executive Compensation," for information regarding payments to Host Marriott for the cost of providing administrative services to the Partnership.

The Hotel is staffed by employees of the Tenant.

ITEM 2.   PROPERTY

THE HOTEL
---------

Location

Marriott's Desert Springs Resort and Spa is a full-service Marriott hotel and, with the Second Golf Course, is located on approximately 185 acres of land. It is located approximately 11 miles from the Palm Springs Airport and two hours east of Los Angeles via Interstate 10. The Hotel is surrounded by the San Jacinto Mountains to the west, the Santa Rosa Mountains to the east and south, and the San Gorgonio Mountains to the north.

Description

The Hotel opened on February 2, 1987. The Hotel consists of 884 large guest rooms including 65 luxury suites. Each room has a private balcony, mini-bar and other deluxe accommodations. The Hotel has an 18-hole championship golf course owned by the Partnership, with an additional 18-hole course which is leased by the Partnership. Twenty-three acres of man made lakes are interspersed throughout the resort grounds and lower level of the Hotel's main lobby. Boats depart from inside the main lobby and carry guests to the various resort functions. There are a total of five outdoor pools divided between three guest areas. The main guest pool area, the Oasis, was expanded during 1995 and now has three pools and two spas, and the Spring Pool and Health Spa areas each have one pool and one spa. The tennis complex includes a separate tennis pro shop building, 20 tennis courts of various surfaces, and badminton and volleyball courts. The health spa is housed in a separate one-story building. Within the health spa are separate men's and women's facilities, lap pool, hot and cold plunge pools, saunas, steam rooms, aerobics and exercise rooms, lounge, and locker rooms. Food and beverage services within the resort include four fine dining restaurants that range from casual American to Japanese sushi and overlook the water. Additionally, there are two grille/snack bars at the outdoor pools, two golf club snack bars, lobby lounge, coffee bar, and entertainment lounge. The 40,000 square foot lobby has an eight-story high view of the nearby mountains. The Hotel has a three-story garage with parking for approximately 1,500 vehicles. The meeting and exhibit spaces total 51,300 square feet of flexible space with 33 meeting rooms, including the 25,000 square foot "Desert" ballroom and the 21,000 square foot "Springs" ballroom.

Competition

The primary competition for the Hotel comes from the following first-class resort lodging-oriented hotels: (i) Marriott's Rancho Las Palmas Resort and Country Club with 450 guest rooms, (ii) Hyatt Grand Champions Resort with 336 guest rooms, (iii) La Quinta Hotel and Resort with 640 guest rooms, (iv) Ritz-Carlton Rancho Mirage with 238 guest rooms, (v) Westin Mission Hills Resort with 512 guest rooms and (vi) Stouffers Renaissance Hotels International with 560 rooms. The La Quinta Resort is adding an additional 18,000 square foot ballroom and a complete European health spa expected to open in 1997. Additional information is set forth in Item 1, "Business," with respect to the lodging industry.

THE TWA AIRLINE EQUIPMENT
-------------------------

The Equipment consisted of a cross section of TWA's ground service equipment and equipment used in the operation and maintenance of aircraft, including various trucks, lifts, cargo loaders, cargo containers, general heavy maintenance equipment, flight simulators, jetways, office equipment, testing materials, vehicles and power units. The Equipment was located at various locations in the United States with the majority of the Equipment located at John F. Kennedy International Airport on Long Island, New York; Los Angeles (California) International Airport; Lambert-St. Louis (Missouri) International Airport; and two TWA facilities at or near an airport in Kansas City, Missouri. On April 24, 1996, TWA exercised its early termination option under the airline equipment lease and paid the rent due on that date along with the termination value plus the $1 purchase option.


ITEM 3.   LEGAL PROCEEDINGS

Neither the Partnership nor the Hotel is presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnership or the Hotel, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners in 1996 or in prior years. The Partnership instituted a consent solicitation on August 29, 1997, to obtain the consent of the limited partners to certain matters and amend certain provisions of the Partnership Agreement.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED SECURITY HOLDER MATTERS

There is currently no public market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first day of each accounting period, and are subject to approval by the General Partner in its sole and absolute discretion and certain other restrictions. As of August 28, 1997 there were 1,136 holders of record of the 900 limited partnership Units.

In accordance with Sections 4.06 and 4.09 of the Partnership Agreement, cash available for distribution for any fiscal year will be distributed at least annually, as soon as practicable after the close of each fiscal year, to the partners of record at the end of each fiscal quarter during such fiscal year as follows:

(i) first, 1% to the General Partner and 99% to the Limited Partners until through and including the end of the fiscal quarter during which the General Partner and the limited partners shall have received cumulative distributions of refinancing and/or sales proceeds ("Capital Receipts") equal to 50% of their capital contributions (this threshold has not been met as of December 31, 1996);

(ii) thereafter, 10% to the General Partner and 90% to the limited partners.

Cash available for distribution means, with respect to any fiscal period, the revenues of the Partnership from all sources during such fiscal period less (i) all cash expenditures of the Partnership during such fiscal period, including, without limitation, debt service and any fees for management services and administrative expenses; and (ii) such reserves as may be determined by the General Partner, in its sole discretion, to be necessary to provide for the foreseeable needs of the Partnership, but shall not include Capital Receipts.

On October 31, 1995, the Partnership made an interim cash distribution solely from the TWA equipment lease in the amount of $3,900,000 as follows: $39,000 to the General Partner and $3,861,000 to the limited partners ($4,290 per Unit).
On April 15, 1996, the Partnership made a cash distribution in the amount of $1,547,270, $15,470 to the General Partner and $1,531,800 to the limited partners ($1,702 per Unit) representing a final cash distribution from the 1995 TWA equipment lease payments.

On October 31, 1994, the Partnership made an interim cash distribution solely from the TWA equipment lease in the amount of $1,660,910 as follows: $16,610 to the General Partner and $1,644,300 to the limited partners ($1,827 per Unit).
On April 15, 1995, the Partnership made a cash distribution in the amount of $1,170,000, $11,700 to the General Partner and $1,158,300 to the limited partners ($1,287 per Unit) representing a final cash distribution from the 1994 TWA equipment lease payments.

In accordance with section 4.07, 4.08 and 4.09 of the Partnership Agreement, Capital Receipts not retained by the Partnership will be distributed to the owners of record on the last day of the fiscal quarter in which the transaction is completed, as follows:

(i) first, 1% to the General Partner and 99% to the limited partners until the partners have received cumulative distributions of Capital Receipts equal to their capital contributions; and

(ii) thereafter, 10% to the General Partner and 90% to the limited partners.

As of August 28, 1997, cumulative distributions of Capital Receipts equaled $18,046,400 ($180,500 to the General Partner and $17,865,900 to the limited partners ($19,851 per Unit)).

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years ended December 31, 1996:

                                                            1996      1995      1994       1993       1992
                                                          --------  --------  --------   --------   --------
                                                                (in thousands, except per Unit amounts)

Income..................................................  $ 25,781  $ 24,351  $ 22,641   $ 21,571   $ 21,947
                                                          ========  ========  ========   ========   ========
Net income (loss).......................................  $    109  $  1,585  $ (2,264)  $ (3,099)  $ (2,330)
                                                          ========  ========  ========   ========   ========
Net income (loss) per limited partner unit (900 Units)..  $    120  $  1,743  $ (2,490)  $ (3,409)  $ (2,563)
                                                          ========  ========  ========   ========   ========
Total Assets............................................  $164,882  $173,742  $172,238   $175,451   $181,549
                                                          ========  ========  ========   ========   ========
Total Obligations.......................................  $186,519  $193,941  $188,951   $185,941   $183,962
                                                          ========  ========  ========   ========   ========
Cash Distributions per limited partner
Unit (900 Units)........................................  $  1,702  $  5,577  $  4,404   $  5,498   $  3,213
                                                          ========  ========  ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The following discussion and analysis addresses the results of operations of the Partnership for the fiscal years ended December 31, 1996, 1995 and 1994.

Growth in the Partnership's total Hotel room sales, and thus rental income, is primarily a function of average occupancy and average room rates, as well as control of hotel operating costs. In addition, due to the amount of meeting/convention business at the Hotel, food and beverage and golf and spa operations have a direct effect on the Partnership's rental income. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP measure of revenue). REVPAR does not include food and beverage or other ancillary revenues generated by the Hotel. REVPAR for the years ended December 31, 1994, 1995 and 1996 was $102, $104 and $113, respectively. Food and beverage sales increased from $31.7 million in 1994 to $33.5 million in 1995 and to $38.4 million in 1996 due to increased group sales.

Net rental income from the Hotel and Equipment rental is applied to debt service, property taxes, partnership administrative costs, Partnership funded capital expenditures and cash distributions to the partners.

RESULTS OF OPERATIONS
---------------------

1996 Compared to 1995

   Hotel Rental Income. Hotel rental income for 1996 increased 18% from $19.9 million in 1995 to $23.4 million in 1996. For the year, total Hotel revenues increased 15% due to increases in all areas of the Hotel including rooms, food and beverage, golf and spa and other ancillary revenues. REVPAR improved 9% to $113 due to a 5% increase in average room rate to approximately $158 and a 2.0 percentage point increase in average daily occupancy to approximately 71%. Food and beverage revenues increased 15% from $33.5 million in 1995 to $38.4 million in 1996.

   Airline Equipment Rental Income. Airline equipment rental income decreased 56% from $2.8 million in 1995 to $1.2 million in 1996 due to the termination of the airline equipment lease in April 1996. On April 24, 1996, TWA, the lessee, terminated the lease and purchased the equipment, as permitted under the lease agreement.

   Other Income. Other income decreased 34% from $1.6 million in 1995 to $1.1 million in 1996. The decrease is primarily due to $692,000 of income recognized in 1995 on the funding of the pool expansion by Marriott Vacation Club International ("MVCI") offset by a $108,000 increase in interest income earned in 1996 on the Partnership's cash held for refinancing.

   Interest Expense. Interest expense increased 16% from $13.4 million in 1995 to $15.5 million in 1996 due to an increase in the interest rate. The mortgage debt matured on July 27, 1996 and went into default on the maturity date. Pursuant to the loan documents, the mortgage debt accrued interest at the default rate of 10.75% until the refinancing on December 23, 1996. The weighted average interest rate on the first mortgage debt was 9.0% in 1996 and 7.8% in 1995.

   Depreciation and amortization. Depreciation and amortization decreased by $100,000 due to the write-off in 1995 of the airline equipment partially offset by an increase in building and equipment depreciation due to the $9.1 million rooms renovation.

   Property Taxes. Property tax expense increased 61% to $2.0 million in 1996 from $1.2 million in 1995 primarily due to a nonrecurring $600,000 refund received in 1995 related to property taxes paid in prior years.

   Partnership administration and other. Partnership administration and other increased 34% primarily due to an increase in administrative costs due to the refinancing of the mortgage debt.

1995 Compared to 1994

   Hotel Rental Income. Hotel rental income for 1995 increased 6.4% from $18.7 million in 1994 to $19.9 million in 1995. For the year, total Hotel revenues increased 4% driven primarily by a 6% increase in food and beverage revenue from $31.7 million in 1994 to $33.5 million in 1995. Room rates in the desert market increased only slightly and occupancies remained virtually flat when compared to 1994 due to the sluggish regional economy and continued competitive constraints. Despite these factors, Hotel management was able to increase REVPAR to $104 as a result of a 1.3% increase in average room rate to approximately $150 and a slight increase in average occupancy to 69%. The Hotel benefitted from a significant increase in ancillary sales to group guests, particularly in catering, golf and spa, with sales in these areas increasing $2.4 million over 1994. In addition, profit margins improved significantly over 1994 as a result of a 7% labor productivity increase. As a result, hotel operating results (hotel sales net of hotel operating expenses) increased 10% over the prior year.

   Other Income. During 1995, other income increased 30% from $1.2 million in 1994 to $1.6 million in 1995. The increase is due primarily to $700,000 of income recognized on MVCI's funding of the pool expansion and increased interest income earned on the Partnership's refinancing reserve.

   Depreciation and amortization. Depreciation and amortization decreased by $1.1 million or 12.4%, when compared to 1994 due to the decrease in airline equipment depreciation.

   Property Taxes. Property tax expense decreased 36%, from $1.9 million in 1994 to $1.2 million in 1995, primarily due to reduced property tax assessments combined with a $600,000 refund received in 1995 related to property taxes paid in prior years.

   Partnership administration and other. Partnership administration and other decreased 49% primarily due to a $400,000 loss on the retirement of fixed assets recorded in 1994.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Principal Sources and Uses of Cash

The Partnership's continuing principal source of cash is from the Hotel Operating Lease. Prior to the Equipment Lease termination, the Partnership's principal sources of cash included rents received under the Equipment Lease and proceeds from Equipment sales. Its principal uses of cash are to fund the property improvement fund, pay interest on mortgage debt and cash distributions to the partners.

The Hotel Operating Lease provides for the payment of the greater of Basic Rental or Owner's Priority. Basic Rental equals 80% of Operating Profit, as defined. Owner's Priority equals the greater of (i) $20 million plus debt service on certain additional debt to expand the Hotel or (ii) Debt Service, as defined. (In no event will Owner's Priority for any year exceed operating profit.)

The basis for computing the amounts paid pursuant to the Operating Lease is expected to change in future periods. Pursuant to an agreement reached with MII on December 23, 1996, for fiscal year 1997, the $20 million Owner's Priority will be increased to $20.5 million. MII will be entitled only to the next $2 million of Operating Profit, as defined. Any additional Operating Profit in excess of $22.5 million will be remitted entirely to the Partnership as additional rent. MII has also agreed that once long-term refinancing of the existing mortgage debt is consummated, Owner's Priority will be increased to $21.5 million and MII will be entitled only to the next $1.8 million of Operating Profit. Any additional Operating Profit in excess of $23.3 million will be shared 75% to the Partnership and 25% to MII. In connection with and concurrently with the consummation of the long-term financing in 1997, MII agreed to waive any and all claims to Additional Rental, as defined, that have accrued prior to the consummation of such loan.

Total cash provided by operations of the Hotel was $5.9 million, $6.7 million and $7.0 million for the years ended December 31, 1994, 1995 and 1996, respectively. Proceeds from the sale of airline equipment were less than $100,000 for the year ended December 31, 1994, $4.0 million for the year ended December 31, 1995 and $2.5 million for the year ended December 31, 1996. There will be no sales in future periods due to the sale of the Equipment. Cash contributed to the property improvement fund of the Hotel was $3.7 million, $3.8 million and $4.4 million for the years ended December 31, 1994, 1995 and 1996, respectively. Cash distributed to the partners was $4.0 million, $5.0 million and $1.5 million during the years ended December 31, 1994, 1995 and 1996, respectively.

The General Partner expects that contributions to the property improvement fund will be a sufficient reserve for the future capital repair and replacement needs of the Hotel's property and equipment.

Pursuant to the terms of the Hotel Operating Lease, the Partnership is obligated to fund major improvements for the Hotel's mechanical and heating systems. During 1998, the Partnership expects to fund approximately $1.5 million for improvements to the Hotel's HVAC system (heating, ventilating and air conditioning). The Partnership has a reserve established to pay for these improvements which is expected to be sufficient. There are currently no additional Partnership funded capital expenditure items planned for 1997 or 1998.

DEBT FINANCING
--------------

As of December 31, 1995, the Partnership's nonrecourse mortgage debt (the "Mortgage Debt") balance was $168.2 million. The weighted average interest rate was 7.76% through maturity on July 27, 1996. Debt service on the Mortgage Debt required no principal amortization prior to maturity. Debt service was funded by rental payments received from the Hotel.

The Mortgage Debt was secured by the Partnership's fee interest in the Hotel, leasehold interest in the Second Golf Course, a security interest in certain personal property associated with the Hotel including furniture and equipment, contracts and other general intangibles, and a security interest in the Partnership's rights under the Hotel operating lease, the Hotel purchase agreement and other related agreements. The lender did not have a security interest in the Equipment.

The Mortgage Debt matured on July 27, 1996. The General Partner's attempts to negotiate a forbearance agreement with the lender were unsuccessful. Pursuant to the terms of the Mortgage Debt, the debt was in default from the Maturity Date until December 23, 1996, and carried interest at a rate of 10.75% which was
2.5 percentage points above the lender's corporate base rate.

On December 23, 1996, pursuant to an agreement with the Partnership, GMAC Commercial Mortgage Corporation ("GMAC") purchased the existing Mortgage Debt of the Partnership and amended and restated certain terms thereof (as amended and restated, the "Bridge Loan"). The Bridge Loan consists of a $160 million nonrecourse mortgage loan. The Partnership utilized $8.2 million from its refinancing reserve to reduce the principal outstanding balance of the Mortgage Debt to the $160 million outstanding under the Bridge Loan. In addition, the Partnership utilized $2.6 million from the refinancing reserve to pay costs associated with the financing including lender's fees, property appraisals, environmental studies and legal fees. Approximately half of the $2.6 million was for fees related to the long-term financing. The Bridge Loan was originated by Goldman Sachs Mortgage Company ("GSMC"), matures on October 31, 1997 and bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.75 percentage points and requires that all excess cash from Hotel operations, if any, be held in a debt service reserve for future debt service or to reduce the outstanding principal balance of the Bridge Loan upon maturity. For the year ended December 31, 1996, the weighted-average interest rate on the Partnership's mortgage debt was 9.0%. In 1995, the weighted-average interest rate on the Mortgage Debt was 7.8%. At December 31, 1996, the interest rate on the Bridge Loan was 8.4%. Failure to refinance or extend the Bridge Loan upon maturity could result in foreclosure of the Hotel by the Bridge Loan lender.

The Bridge Loan is secured by the Partnership's fee interest in the Hotel, a security interest in certain personal property associated with the Hotel including furniture and equipment, contracts and other general intangibles and a security interest in the Partnership's rights under the Hotel operating lease, the Hotel purchase agreement and other related agreements.

Pursuant to the terms of the debt refinancing there are no continuing requirements for a debt service guarantee. Host Marriott and the General Partner were released of their obligations to the Partnership under their original debt service guarantee with the refinancing of the Partnership's Mortgage Debt.

In conjunction with the refinancing of the Mortgage Debt, the General Partner reaffirmed a foreclosure guarantee to the lender in the amount of $50 million. Pursuant to the terms of the foreclosure guarantee, amounts would be payable only upon a foreclosure of the Hotel and only to the extent that the gross proceeds from a foreclosure sale were less than $50 million.

The General Partner is currently pursuing two alternatives to refinance the Bridge Loan. Each alternative would require that certain amendments (the "Amendments") be made to the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

   Loan Alternative A. One of the two alternatives to refinance the Bridge Loan would involve a loan from GSMC consisting of two tranches of debt: (i) a senior loan to a newly formed 100% owned subsidiary ("New Sub") of the Partnership that would own the Hotel, which senior loan would be secured by a first mortgage lien on the Hotel in an amount up to $103 million (with the final amount to be determined based upon the net cash flow at the Hotel and prevailing interest rates) and (ii) a junior loan to the Partnership, which junior loan would be secured by the Partnership's 100% direct and indirect ownership interests in the Partnership's newly formed subsidiary, in an amount equal to $57 million or such greater amount that, when combined with the principal amount of the senior loan, would total $160 million ("Alternative A"). Alternative A would enable the Partnership to refinance the Bridge Loan. In connection with the closing of the Bridge Loan on December 23, 1996, the General Partner entered into a commitment letter with GSMC setting forth the terms of Alternative A.


   Loan Alternative B. The other alternative ("Alternative B") would involve a refinancing consisting of the senior loan from GSMC as described in Alternative A, a subordinate tranche of debt from GSMC to the Partnership in the amount of $20 million (the "Mezzanine Loan") secured by the Partnership's 100% direct and indirect ownership interests in the Partnership's newly formed subsidiary, and a subordinate junior tranche to the Partnership (the "HM Junior Loan") from DSM Finance LLC (the "Junior Lender"), a single member Maryland limited liability company of which the General Partner is the sole member. The HM Junior Loan would be in the amount of $59.7 million, and if consented to by the lender of the Mezzanine Loan would be secured by a subordinate pledge of the Partnership's 100% direct and indirect ownership interests in the New Sub. would be secured by a subordinate pledge of the Partnership's 100% direct and indirect ownership interests in the New Sub. Alternative B is expected to result in $22.7 million of proceeds in excess of that needed to refinance the Bridge Loan, which would be distributed by the Partnership to its partners resulting in a distribution to holders (the "Unitholders") of units of limited partnership interest in the Partnership ("Units") of $25,000 per Unit.

The terms of the Senior Loan contemplate that, consistent with applicable rating agency requirements, the Hotel would be contributed to the New Sub in exchange for 100% of the direct and indirect interests in the New Sub. This structure would create a bankruptcy remote entity which would be the borrower under the Senior Loan. The Partnership Agreement does not currently permit this contribution and, accordingly, each of Alternative A and Alternative B is contingent on the approval by the Limited Partners of an amendment that would permit such a contribution. On August 29, 1997, the General Partner initiated the solicitation of consents of the limited partners of the Partnership, pursuant to which the General Partner has sought approval of amendments to refinance the Bridge Loan under either Alternative A or Alternative B and proposed Alternative B to fund the DSM Junior Loan together with other amendments to the Partnership Agreement.

The proposed Amendments also would allow the Partnership to reorganize the ownership structure of the Hotel to provide additional tiers of structured financing. GSMC has indicated that it would prefer a structured financing under Alternative B whereby (i) the New Sub would own the Hotel and would be the Debtor on the Senior Loan, GSMC has indicated that it might prefer a structured financing under Alternative B whereby (i) the New Sub would own the Hotel and whould be the Debtor on the Senior Loan, (ii) a new bankruptcy remote subsidiary of the Partnership (the "Tier 2 Sub") would be formed to own the New Sub and be the debtor on the Mezzanine Loan, and (iii) the Partnership would own the Tier 2 Sub (and indirectly own the New Sub and the Hotel) and would be the debtor on the HM Junior Loan. As of the date of the consent solicitation statement, no determination has been made as to whether a tiered subsidiary structure would be utilized under Alternative B. However, under the proposed terms of the Mezzanine Loan, the interest rate for the Mezzanine Loan would be increased by one percentage point if a tiered subsidiary structure has not been implemented on or before March 31, 1998. The effect of the refinancing to the Limited Partners would be the same under either structure. If these proposed Amendments are approved, the General Partner would be able to create a new wholly owned subsidiary such as the Tier 2 Sub to provide for the current or future restructuring of the Partnership's mortgage debt.

Debt to MII

On April 30, 1996, the Partnership entered into a short-term loan with MII in the amount of $1,700,000 to fund a portion of the Hotel's rooms refurbishment project. The loan's stated maturity was June 13, 1997, bearing interest at 8.5% and was to be repaid from the property improvement fund as contributions are made during the year. At December 31, 1996, the loan balance was $900,000. The loan was fully repaid on March 28, 1997.

Property Improvement Fund

The Partnership is required to maintain the Hotel in good repair and condition. The Hotel Operating Lease agreement requires the Tenant to make annual contributions to the property improvement fund for the Hotel on behalf of the Partnership. Contributions to the fund are equal to 4.5% of Hotel gross revenues through 1997 increasing to 5.5% thereafter. Total contributions to the fund were $3.7 million for 1994, $3.8 million for 1995, and $4.4 million in 1996. The balance of the Hotel's property improvement fund was $1.0 million as of December 31, 1996.

During the summer of 1996, a $9.1 million rooms refurbishment was completed at the Hotel. The property improvement fund was not sufficient to fund the refurbishment. The Partnership arranged a short-term loan from MII of up to $1.7 million at a fixed rate of 8.5% to finance the anticipated shortfall. The loan was to be repaid from the property improvement fund, and the loan has been fully repaid prior to its maturity on June 13, 1997. The General Partner believes that funds available from the property improvement fund will be adequate for anticipated renewal and replacement expenditures.

During 1995, the Hotel's main swimming pool was expanded. This $2.1 million expansion was funded partially with $692,000 in proceeds received from MVCI pursuant to an agreement between the Partnership and MVCI for the development of additional time share units on land adjacent to the Hotel. The Partnership funded the remaining $1.4 million from cash reserves.

Equipment Lease

The Partnership leased airline equipment to TWA under an operating lease which expired in April 1995. On April 20, 1995, the Partnership reached an agreement with TWA whereby TWA was obligated to pay quarterly payments of $780,000 plus interest in arrears at 17%. At the end of the lease in July 1996 (or earlier if a termination option was exercised), TWA had the option to purchase the equipment for one dollar ($1). The lease generated $5.4 million in cash flow during the 1995 fiscal year. As a result of the lease renewal terms, the Partnership recorded a receivable for the future lease payments due from TWA and deferred the gain on the transaction. The deferred gain was recognized as income as lease payments were received. Total rental income recognized in 1995 and 1996 on the lease was $2.8 million and $1.2 million, respectively. The original cost of the airline equipment was depreciated over the life of the operating lease. Depreciation expense on the airline equipment was $526,000 for the year ended December 31, 1995.

On April 24, 1996, TWA exercised its early termination option under the airline equipment lease and paid the rent due on that date of $847,000 along with the termination value of $780,000 plus the $1 purchase option. Rental income of $1,248,000 was generated by the lease in 1996.

INFLATION
---------

For the three fiscal years ended December 31, 1996, the rate of inflation has been relatively low and, accordingly, has not had a significant impact on the Partnership's gross income and net income. The Operating Tenant is generally able to pass through increased costs to customers through higher room rates. In 1996, the increase in average room rates at the Hotel exceeded those of direct competitors as well as the general level of inflation.

SEASONALITY
-----------

Demand, and thus occupancy and room rates, is affected by normally recurring seasonal patterns. Demand tends to be higher during the months of November through April than during the remainder of the year. This seasonality tends to affect the results of operations, increasing the revenue and rental income during these months. In addition, this seasonality may also increase the liquidity of the Partnership during these months.

NEW STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
-----------------------------------------------

During 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its financial statements.

FORWARD LOOKING STATEMENTS
--------------------------

Certain matters discussed in this Management's Discussion and Analysis section are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                           Page
-----                                                           ----

Report of Independent Public Accountants......................... 16

Statement of Operations.......................................... 17

Balance Sheet.................................................... 18

Statement of Changes in Partners' (Deficit) Capital.............. 19

Statement of Cash Flows.......................................... 20

Notes to Financial Statements.................................... 21

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------
TO THE PARTNERS OF DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Desert Springs Marriott Limited Partnership (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Springs Marriott Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) (Schedule III Real Estate and Accumulated Depreciation) is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP


Washington, D.C.
March 21, 1997

STATEMENT OF OPERATIONS

DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
--------------------------------------------------------------------------------

                                                      1996     1995      1994
                                                     -------  -------   -------
INCOME
 Rentals
  Hotel............................................  $23,433  $19,851   $18,676
  Airline equipment (Note 6).......................    1,248    2,837     2,731
 Other.............................................    1,100    1,663     1,234
                                                     -------  -------   -------

                                                      25,781   24,351    22,641
                                                     -------  -------   -------

EXPENSES
 Interest..........................................   15,501   13,371    13,371
 Depreciation......................................    7,732    7,823     8,932
 Property taxes....................................    1,965    1,219     1,914
 Partnership administration and other..............      474      353       688
                                                     -------  -------   -------

                                                      25,672   22,766    24,905
                                                     -------  -------   -------

NET INCOME (LOSS)..................................  $   109  $ 1,585   $(2,264)
                                                     =======  =======   =======

ALLOCATION OF NET INCOME (LOSS)
 General Partner...................................  $     1  $    16   $   (23)
 Limited Partners..................................      108    1,569    (2,241)
                                                     -------  -------   -------

                                                     $   109  $ 1,585   $(2,264)
                                                     =======  =======   =======

NET INCOME (LOSS) PER LIMITED PARTNER
 UNIT (900 Units)..................................  $   120  $ 1,743   $(2,490)
                                                     =======  =======   =======


   The accompanying notes are an integral part of these financial statements.

BALANCE SHEET

DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
DECEMBER 31, 1996 AND 1995
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               1996      1995
                                                             --------  --------
ASSETS

 Property and equipment, net...............................  $155,441  $153,184
 Due from Marriott International, Inc......................         8     2,295
 Property improvement fund.................................     1,041     5,425
 Deferred financing, net of accumulated amortization.......     2,637        83
 Rent receivable from airline equipment lessee.............        --     2,542
 Cash and cash equivalents.................................     5,755    10,213
                                                             --------  --------

                                                             $164,882  $173,742
                                                             ========  ========

LIABILITIES AND PARTNERS' DEFICIT

 LIABILITIES
  Mortgage debt............................................  $160,000  $168,239
  Additional rental paid by hotel lessee...................    25,013    21,848
  Due to Marriott International, Inc.......................     1,022       122
  Accounts payable and accrued interest....................       484     2,451
  Deferred gain on equipment lease.........................        --     1,281
                                                             --------  --------

    Total Liabilities......................................   186,519   193,941
                                                             --------  --------

 PARTNERS' DEFICIT
  General Partner
   Capital contribution....................................       909       909
   Capital distributions...................................      (602)     (587)
   Cumulative net losses...................................      (398)     (399)
                                                             --------  --------

                                                                  (91)      (77)
                                                             ========  ========

  Limited Partners
   Capital contributions, net of offering costs of $10,576.    77,444    77,444
   Investor notes receivable...............................       (22)      (22)
   Capital distributions...................................   (59,584)  (58,052)
   Cumulative net losses...................................   (39,384)  (39,492)
                                                             --------  --------

                                                              (21,546)  (20,122)
                                                             ========  ========


Total Partners' Deficit..................................     (21,637)  (20,199)
                                                             --------  --------

                                                             $164,882  $173,742
                                                             ========  ========

   The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN
PARTNERS' (DEFICIT) CAPITAL

DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                     General       Limited
                                                                     Partners      Partners      Total
                                                                     ---------    ---------    ---------
Balance, December 31, 1993........................................   $      21    $ (10,511)   $ (10,490)

 Payments received on investor notes receivable...................          --           45           45

 Net loss.........................................................         (23)      (2,241)      (2,264)

 Capital distributions............................................         (40)      (3,964)      (4,004)
                                                                     ---------    ---------    ---------

Balance, December 31, 1994........................................         (42)     (16,671)     (16,713)

 Net income.......................................................          16        1,569        1,585

 Capital distributions............................................         (51)      (5,020)      (5,071)
                                                                     ---------    ---------    ---------

Balance, December 31, 1995........................................         (77)     (20,122)     (20,199)

 Net income.......................................................           1          108          109

 Capital distributions............................................         (15)      (1,532)      (1,547)


Balance, December 31, 1996........................................   $     (91)   $ (21,546)   $ (21,637)
                                                                     =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS

DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      1996        1995          1994
                                                                   ---------    ---------     ---------
OPERATING ACTIVITIES
 Net income (loss)..............................................   $     109    $   1,585     $  (2,264)
 Noncash items:
  Depreciation..................................................       7,732        7,823         8,932

  Amortization of deferred financing costs as interest expense..         104          135           135
  (Gain) loss on dispositions of property and equipment.........      (1,248)      (1,972)          408
 Changes in operating accounts:
  Due to/from Marriott International, Inc. and affiliates.......       2,287       (2,241)         (113)
  Due from airline equipment lessee.............................          --        1,357        (1,122)
  Accounts payable and accrued interest.........................      (1,967)          37          (117)
                                                                   ---------    ---------     ---------

   Cash provided by operations..................................       7,017        6,724         5,859
                                                                   ---------    ---------     ---------

INVESTING ACTIVITIES
 Additions to property and equipment............................      (9,989)      (3,979)       (2,851)
 Change in property improvement fund............................       4,384       (2,035)       (1,628)
 Proceeds from sales of airline equipment.......................       2,509        3,964            42
                                                                   ---------    ---------     ---------

   Cash used in investing activities............................      (3,096)      (2,050)       (4,437)
                                                                   ---------    ---------     ---------

FINANCING ACTIVITIES
 Repayment of mortgage debt.....................................    (168,239)          --            --
 Proceeds from mortgage loan....................................     160,000           --            --
 Refinancing costs..............................................      (2,658)          --            --
 Capital distributions to partners..............................      (1,547)      (5,071)       (4,004)
 Additional rental paid by hotel lessee.........................       3,165        3,672         3,219
 Advances from Marriott International, Inc......................       1,700           --            --
 Repayment of note payable to Marriott International, Inc.......        (800)          --            --
 Payments received on investor notes receivable.................          --           --            45
                                                                   ---------    ---------     ---------

   Cash used in financing activities............................      (8,379)      (1,399)         (740)
                                                                   ---------    ---------     ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................      (4,458)       3,275           682

CASH AND CASH EQUIVALENTS at beginning of year..................      10,213        6,938         6,256
                                                                   ---------    ---------     ---------

CASH AND CASH EQUIVALENTS at end of year........................   $   5,755    $  10,213     $   6,938
                                                                   =========    =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for mortgage interest................................   $  17,372    $  13,237     $  13,237
                                                                   =========    =========     =========

   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS




DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Desert Springs Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed to acquire and own Marriott's Desert Springs Resort and Spa and the land on which the 884-room hotel and a golf course are located (the "Hotel") and airline equipment. On December 29, 1995, Host Marriott Corporation's operations were divided into two separate companies:
Host Marriott Corporation ("Host Marriott") and Host Marriott Services Corporation. The sole general partner of the Partnership, with a 1% interest, is Marriott Desert Springs Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott. The Hotel is leased to Marriott Hotel Services, Inc. (the "Tenant"), a wholly-owned indirect subsidiary of MII, along with a second golf course leased by the Partnership from Marriott Desert Springs Development Corporation, also a wholly-owned subsidiary of MII. The airline equipment was leased to Trans World Airlines, Inc. ("TWA") pursuant to the terms of an operating lease through April 20, 1995. On April 20, 1995, the Partnership entered into a new sales-type lease agreement which was due to expire on June 24, 1996. On April 24, 1996, TWA exercised its early termination option under the airline equipment lease and paid the rent due on that date of $847,000 along with the termination value of $780,000 plus the $1 purchase option (see Note 6).

The Partnership was formed on February 26, 1987, and operations commenced on April 24, 1987 (the "Unit Offering Closing Date"). Between March 20, 1987, and the Unit Offering Closing Date, 900 limited partnership interests (the "Units") were subscribed pursuant to a private placement offering. The offering price per Unit was $100,000; $25,000 payable at subscription with the balance due in three annual installments through June 15, 1990, or, as an alternative, $87,715 in cash at closing as full payment of the subscription price. Of the total 900 Units, 740.5 were purchased on the installment basis and 159.5 Units were paid in full. The General Partner contributed $909,100 in cash for its 1% general partnership interest.

Partnership Allocations and Distributions

Under the partnership agreement, Partnership allocations, for Federal income tax purposes, and distributions are generally made as follows:

a. Cash available for distribution will generally be distributed (i) first, 1% to the General Partner and 99% to the limited partners until the General Partner and the limited partners (collectively, the "Partners") have received cumulative distributions of sale or refinancing proceeds ("Capital Receipts") equal to $45,454,545; and (ii) thereafter, 10% to the General Partner and 90% to the limited partners.

b. Refinancing proceeds and proceeds from the sale or other disposition of less than substantially all of the assets of the Partnership, not retained by the Partnership, will be distributed (i) first, 1% to the General Partner and 99% to the limited partners, until the Partners have received cumulative distributions of Capital Receipts equal to $90,909,100; and (ii) thereafter, 10% to the General Partner and 90% to the limited partners.

     Proceeds from the sale or other disposition of all or substantially all of the assets of the Partnership or from the sale or other disposition of all or substantially all of the Hotel will be distributed to the Partners pro rata in accordance with their capital account balances as defined in the partnership agreement.

-------------------------------------------------------------------------------

c. Net profits will be allocated as follows: (i) first, through and including the year ended December 31, 1990, 99% to the General Partner and 1% to the limited partners; (ii) next, through and including the year ending December 31, 1992, 70% to the General Partner and 30% to the limited partners; and
     (iii) thereafter, 10% to the General Partner and 90% to the limited partners.

d. Net losses will be allocated 100% to the General Partner through December 31, 1990, and thereafter, 70% to the General Partner and 30% to the limited partners, subject to certain limitations, as specified in the partnership agreement, regarding allocations to the limited partners.

e. The deduction for interest on the Purchase Note, as defined, which cumulatively will not exceed $12,285 per Unit will be allocated to those limited partners owning the Units purchased on the installment basis.

f. In general, gain recognized by the Partnership will be allocated as follows: (i) first, to all Partners whose capital accounts have negative balances until such negative balances are brought to zero; (ii) next, to all Partners up to the amount necessary to bring their respective capital account balances to an amount equal to their respective invested capital, as defined; (iii) third, in the case of gain arising from the sale or other disposition (or from a related series of sales or dispositions) of all or substantially all of the assets of the Partnership, (a) to the limited partners in an amount equal to the excess, if any, of (1) the sum of the product of 12% times the weighted-average of the limited partners' invested capital, as defined, each year, minus (2) the sum of cumulative distributions to the limited partners of cash available for distribution, and (b) next, to the General Partner until it has been allocated an amount equal to 10/90 times the amount allocated to the limited partners in (a); and (iv) thereafter, 12% to the General Partner and 88% to the limited partners.

For financial reporting purposes, profits and losses are allocated among the Partners based upon their stated interests in cash available for distribution.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership records are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

-------------------------------------------------------------------------------

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets less an estimated residual value of 10% on the original building cost and 20% on the airline equipment cost:

                  Building and improvements       50 years
                  Furniture and equipment    4 to 10 years
                  Airline equipment                8 years

All Hotel property and equipment is pledged as security for the Mortgage Debt described in Note 5.

The Partnership assesses impairment of its real estate property based on whether estimated undiscounted future cash flow from the hotel will be less than its net book value. If the property is impaired, its basis is adjusted to fair market value.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining debt financing and are amortized over the term thereof. The original Mortgage Debt (see Note 5) matured on July 27, 1996. Deferred financing costs associated with that debt, totaling $943,000, were fully amortized at maturity and removed from the Partnership's books. Costs associated with the refinanced Mortgage Debt totaled $2,658,000 at December 31, 1996. At December 31, 1996 and 1995, accumulated amortization of deferred financing costs totalled $21,000 and $859,000, respectively.

Additional Rental

Under the terms of the Hotel operating lease (see Note 7), the Tenant pays Additional Rental to the Partnership which is subject to possible repayment under defined conditions; therefore, Additional Rental has been recorded as a liability in the financial statements.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of less than three months at date of purchase to be cash equivalents.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes, but rather, allocates its profits and losses to the individual partners. Significant differences exist between the net loss/net income for financial reporting purposes and the net loss/net income reported in the Partnership's tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets and differences in the timing of recognition of rental income. As a result of these differences, the excess of the tax basis in net Partnership liabilities and the net liabilities reported in the accompanying financial statements at December 31, 1996 and 1995 was $26.0 million and $24.5 million, respectively.

New Statements of Financial Accounting Standards

The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during 1994. Adoption of this statement did not have a material effect on the Partnership's financial statements.

The Partnership adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during 1996. Adoption of SFAS No. 121 did not have any effect on the Partnership's financial statements.


NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                 1996       1995
                                               ---------  ---------

Land and land improvements..................   $ 13,690   $ 13,551
Building and improvements...................    155,570    153,388
Furniture and equipment.....................     47,800     40,132
                                               --------   --------
                                                217,060    207,071

Less accumulated depreciation...............    (61,619)   (53,887)
                                               --------   --------
                                               $155,441   $153,184
                                               ========   ========

NOTE 4.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below. Fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                     As of December 31, 1996           As of December 31, 1995
                                                    ------------------------           -----------------------
                                                                  Estimated                         Estimated
                                                     Carrying       Fair               Carrying        Fair
                                                      Amount        Value                Amount        Value
                                                    ---------      ---------           ---------     ---------
FINANCIAL ASSETS:

 Property improvement fund                          $   1,041      $   1,041           $   5,425     $   5,425

FINANCIAL LIABILITIES:

 Mortgage debt                                      $ 160,000      $ 160,000           $ 168,239     $ 168,239
 Note Payable to MII                                $     900      $     900           $      --     $      --
 Additional rental paid by Hotel lessee             $  25,013      $      --           $  21,848     $      --

-------------------------------------------------------------------------------

The estimated fair value of Mortgage Debt obligations is based on the expected future debt service payments discounted at estimated market rates. Additional rental paid by the Hotel lessee is valued based on the expected future payments from operating cash flow discounted at a risk-adjusted rate. As further explained in Note 7, upon closing of the permanent financing to take place in 1997, MII agreed to waive all claims to Additional Rental that has accrued prior to the consummation of the loan. Consequently, the estimated fair value of Additional Rental paid by the Hotel lessee is zero.

As further explained in Note 7, the Partnership is required to maintain a property improvement fund for the purpose of funding capital expenditures. As of December 31, 1995, a portion of the Partnership's property improvement fund was invested in debt securities which matured in 1996. Pursuant to the provisions of SFAS No. 115, the securities were classified as held-for-sale and adjusted to their fair market value. The proceeds from the sale of the securities were used to fund a portion of the rooms refurbishment project which was completed in the fourth quarter of 1996.


NOTE 5.  DEBT

Mortgage Debt

As of December 31, 1995, Partnership debt consisted of a $168.2 million nonrecourse mortgage loan (the "Mortgage Debt") which matured on July 27, 1996. The Mortgage Debt bore interest at a fixed rate of 7.76% and required no amortization of principal prior to maturity.

The Mortgage Debt matured on July 27, 1996, and went into default on the maturity date as the Partnership was unable to secure replacement financing or negotiate a forbearance agreement with the lender. Pursuant to the loan documents, the Mortgage Debt began to accrue interest at the Default Rate, as defined, of 10.75% which is 2.5 percentage points above the Lender's Corporate Base Rate, as defined, from the maturity date through December 23, 1996.

The Partnership's debt was refinanced on December 23, 1996. The Mortgage Debt was fully repaid with the proceeds from a $160 million nonrecourse mortgage loan (the "Bridge Loan") combined with a principal paydown in the amount of $8.2 million from the Partnership's refinancing reserve. The new loan was originated by Goldman, Sachs & Co. ("Goldman Sachs") and the lender is GMAC Commercial Mortgage Corporation. The debt refinancing will take place in two stages. The first stage, which took effect on December 23, provides an interim $160 million mortgage loan that matures on October 31, 1997. This debt will bear interest at LIBOR plus 2.75 percentage points and requires that all excess cash from Hotel operations, if any, be held in a debt service reserve for future debt service or to reduce the outstanding principal balance upon maturity. For the year, the weighted-average interest rate on the Partnership's Mortgage Debt was 9.0%. In 1995 the weighted-average interest rate on the Mortgage Debt was 7.8%. At December 31, 1996, the interest rate on the Bridge Loan was 8.4%.

The second stage of the refinancing will involve securing long-term financing for the Hotel. Concurrently with entering into the interim loan agreement, the Partnership signed a commitment letter with Goldman Sachs which outlines the possible terms of a long-term loan to be finalized prior to October 31, 1997. Under the terms of the commitment letter, the long-term debt would consist of two notes: a $99 million "Senior Note" and a $61 million "Junior Note." Pursuant to the terms of the commitment, the Senior Note will be provided by Goldman Sachs, will bear interest at 12-year U.S. Treasuries plus 1.9 percentage points (currently 8.7%) and will require principal amortization on a 25-year term.

--------------------------------------------------------------------------------
Pursuant to the terms of the commitment letter, the Partnership has certain options available to finance the Junior Note. One option is for Goldman Sachs to provide the Junior Note in two tranches of debt. The first tranche of $39.1 million would bear interest at 12-year U.S. Treasuries plus 6.5 percentage points with amortization based upon a 12.5 year term. The second tranche of debt approximating $21.9 million would bear interest at 20% with principal amortization to be paid from excess cash flow as defined in the commitment letter. Other options available to finance the Junior Note amount include Host Marriott or a subsidiary or MII providing a loan to the Partnership.

The Partnership utilized $2.6 million from the refinancing reserve to pay costs associated with the financing including lender or a subsidiary fees, property appraisals, environmental studies and legal fees. Approximately half of the $2.6 million was for fees related to the long-term financing.

The Bridge Loan is secured by the Partnership's fee interest in the Hotel, a security interest in certain personal property associated with the Hotel including furniture and equipment, contracts and other general intangibles and a security interest in the Partnership's rights under the Hotel operating lease, the Hotel purchase agreement and other related agreements.

Pursuant to the terms of the debt refinancing there are no continuing requirements for a debt service guarantee. Host Marriott and the General Partner were released of their obligations to the Partnership under their original debt service guarantee with the refinancing of the Partnership Mortgage Debt.

In conjunction with the refinancing of the Mortgage Debt, the General Partner reaffirmed a foreclosure guarantee to the lender in the amount of $50 million. Pursuant to the terms of the foreclosure guarantee, amounts would be payable only upon a foreclosure of the Hotel and only to the extent that the gross proceeds from a foreclosure sale were less than $50 million.

Debt to MII

On April 30, 1996, the Partnership entered into a short-term loan with MII in the amount of $1,700,000 to fund a portion of the Hotel's rooms refurbishment project. The loan matures on June 13, 1997, bears interest at 8.5% and will be repaid from the property improvement fund as contributions are made during the year. The Partnership was required to make principal payments of $200,000 on the last day of each Accounting Period in 1996, as defined, beginning on October 4, 1996. Thereafter, principal payments of $300,000 per Accounting Period are scheduled to be paid. At December 31, 1996, the loan balance was $900,000.


NOTE 6.  AIRLINE EQUIPMENT LEASE

The Partnership leased airline equipment to TWA under the terms of an operating lease which expired in April 1995. Pursuant to the terms of the airline equipment lease, TWA was obligated to make semi-annual payments, in arrears, based upon specified percentages of the Partnership's cost of the airline equipment. Rental income under the operating lease is included in "Airline equipment income" in the statement of operations and was $852,000 in 1995, and $2,731,000 in 1994.

--------------------------------------------------------------------------------
On April 20, 1995, the Partnership reached an agreement with TWA whereby TWA was obligated to pay renewal rents under a 15-month lease agreement. The renewal rents consisted of quarterly payments of $780,000 plus 17% interest paid in arrears, all of which totalled $6.5 million. At the end of the lease term, TWA had the option to purchase the equipment for one dollar ($1). The Partnership classified the new lease as a sales-type lease and recorded a receivable for the future lease payments due from TWA, along with a deferred gain on the transaction. The deferred gain is recognized as income as lease payments are received on the installment method as a component of the line item "Airline Equipment Income" in the statement of operations. Deferred gain amortization was $1,248,000 in 1996 and $1,985,000 in 1995. On April 24, 1996, TWA exercised its early termination option under the airline equipment lease and paid the rent due on that date of $847,000 along with the termination value of $780,000 plus the $1 purchase option.


NOTE 7.  OPERATING LEASE

The Partnership leases the Hotel to the Tenant pursuant to an agreement which commenced on April 24, 1987, with an initial term of 25 years (the "Operating Lease"). The lease may be renewed at the Tenant's option for five successive periods of 10 years each.

Annual Rental is equal to the greater of Basic Rental or Owner's Priority, as described below:

1. Basic Rental equals 85% of Operating Profit, as defined, until December 31, 1993, and 80% thereafter.

2. Owner's Priority equals the greater of (i) $20 million plus debt service on certain additional debt to expand the Hotel ("Expansion Debt Service") or
   (ii) Debt Service, as defined. If there is a new mortgage (in an amount which exceeds the outstanding balance of the existing mortgage by at least $45,455,000), Owner's Priority will equal the greater of (i) $20 million plus Expansion Debt Service, (ii) Debt Service or (iii) the lesser of Debt Service on the new mortgage or $24 million plus Expansion Debt Service. In no event will Owner's Priority for any year exceed Operating Profit.

3. Additional Rental equals the cumulative amount by which Owner's Priority exceeds Basic Rental plus $268,000 and is recorded as a liability in the accompanying financial statements. If in any year Basic Rental exceeds Owner's Priority, Annual Rental will be reduced to equal Basic Rental minus the lower of (i) Additional Rental then outstanding or (ii) 25% of the amount by which Basic Rental exceeds Owner's Priority.

Rental income for 1996 included Basic Rental of $16,836,000 and Additional Rental of $3,164,000. Operating Profit in 1996 totaled $21,045,000. In accordance with the lease agreement, the Partnership was entitled to receive Owner's Priority of $20,000,000 and MII was entitled to the remaining $1,045,000.

Pursuant to an agreement reached with MII, for fiscal year 1997 the $20 million Owner's Priority will be increased to $20.5 million. MII will be entitled only to the next $2 million of Operating Profit. Any additional Operating Profit in excess of $22.5 million will be remitted entirely to the Partnership as additional rent. MII has also agreed once the long-term refinancing with Goldman Sachs is consummated, Owner's Priority will be increased to $21.5 million and MII will be entitled only to the next $1.8 million of Operating Profit. Any additional Operating Profit in excess of $23.3 million will be shared 75% to the Partnership and 25% to MII. In connection with and concurrently with the consummation of the long-term financing in 1997, MII agreed to waive any and all claims to Additional Rental that have accrued prior to the consummation of such loan.

-------------------------------------------------------------------------------

In addition to the Annual Rental, the Tenant is required to pay property taxes, make annual contributions equal to a percentage of Hotel sales to a property improvement fund (4.5% through 1997 and 5.5% thereafter) and pay rental on the second golf course.

Pursuant to the terms of the Hotel purchase agreement, the Tenant and its affiliates may utilize a portion of the land adjacent to the Hotel for development of residences and timeshare condominiums. Purchasers of the residences have the opportunity to use certain Hotel facilities and services for a fee. Purchasers of the timeshare condominiums also have the ability to use the Hotel's facilities but such use is subject to the same fees charged to Hotel guests.

During 1995, the Hotel's main swimming pool was expanded at a cost of approximately $2.1 million. The project was funded partially by proceeds received from Marriott Vacation Club International ("MVCI"), a wholly-owned indirect subsidiary of MII, pursuant to an agreement between the Partnership and MVCI for the development of additional timeshare units on land adjacent to the Hotel. As part of this agreement, the Hotel's spa was also expanded during 1994. Pursuant to the terms of the agreement, MVCI contributed a total of $1.3 million towards the pool expansion and the spa expansion projects; the remaining costs were funded by Partnership cash reserves. Amounts funded by MVCI in 1995 and 1994 were $692,000 and $623,000, respectively, and were included in "Other Income" in the statement of operations.


NOTE 8.  COMPARATIVE HOTEL OPERATING RESULTS

The following is a summary of Hotel Operating Profit, as defined in the Hotel lease agreement, for the three years ended December 31, 1996 (in thousands):

                                   1996     1995     1994
                                  -------  -------  -------
REVENUES
Rooms...........................  $37,031  $33,495  $33,101
Food and beverage...............   38,431   33,453   31,701
Other...........................   22,437   18,450   17,281
                                  -------  -------  -------
                                   97,899   85,398   82,083
                                  -------  -------  -------


EXPENSES
Departmental direct costs
 Rooms..........................    8,545    7,715    8,156
 Food and beverage..............   26,623   23,335   22,243
Other operating expenses........   41,686   35,987   35,589
                                  -------  -------  -------
                                   76,854   67,037   65,988
                                  -------  -------  -------

OPERATING PROFIT...............   $21,045  $18,361  $16,095
                                  =======  =======  =======

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried out through the directors and executive officers of Marriott Desert Springs Corporation, the General Partner, who are listed below:

                                     Current Position in                          Age at
          Name                   Marriott Desert Springs Corp.               December 31, 1996
-------------------------   ---------------------------------------          -----------------
Bruce F. Stemerman          President and Director                                    41
Robert E. Parsons, Jr.      Vice President and Director                               41
Christopher G. Townsend     Vice President, Director, and Secretary                   49
Patricia K. Brady           Vice President, Chief Accounting
                             Officer and Treasurer                                    35

Business Experience

Bruce F. Stemerman was elected President of the General Partner in November 1995. He has been a Director of the General Partner since October 1993. Mr. Stemerman joined Host Marriott in 1989 as Director--Partnership Services. He was promoted to Vice President--Lodging Partnerships in 1994 and to Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott, Mr. Stemerman spent ten years with Price Waterhouse. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Robert E. Parsons, Jr. has been a Vice President of the General Partner since November 1995 and a Director of the General Partner since September 1988. From 1988 to October 1995, Mr. Parsons was President of the General Partner. Mr. Parsons joined Host Marriott's Corporate Financial Planning staff in 1981, was made Director-Project Finance of Host Marriott's Treasury Department in 1984, and in 1986 he was made Vice President-Project Finance of Host Marriott's Treasury Department. He was made Assistant Treasurer of Host Marriott in 1988. Mr. Parsons was named Senior Vice President and Treasurer of Host Marriott in 1993. He was named Executive Vice President and Chief Financial Officer of Host Marriott in October 1995. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend has been Vice President, Director and Secretary of the General Partner since September 1988. Mr. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984, Mr. Townsend was made Assistant Secretary of Host Marriott and in 1986 was made Assistant General Counsel. In 1993, he was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott. In November 1996, Mr. Townsend was named General Counsel of Host Marriott. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Patricia K. Brady has been Vice President, Chief Accounting Officer and Treasurer of the General Partner since October 10, 1996. Ms. Brady joined Host Marriott in 1989 as Assistant Manager--Partnership Services. She was promoted to Manager in 1990 and to Director--Asset Management in June, 1996. Ms. Brady also serves as an officer of numerous Host Marriott subsidiaries.


ITEM 11.  MANAGEMENT RENUMERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the Operating Lease described in Items 1 and 13.
The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and the directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. Any such costs may include a charge for overhead, but without a profit to the General Partner. For the fiscal years ending December 31, 1996, 1995 and 1994, administrative expenses reimbursed to the General Partner totaled $250,000, $67,000 and $124,000, respectively. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of August 28, 1997 no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of Units. The General Partner does not own any Units.

There are no Units owned by the executive officers and directors of the General Partner, as a group.

The officers and directors of MII, as a group, own the following units:

                               Amount and Nature of        Percent
Title of Class                 Beneficial Ownership        of Class
--------------                 --------------------        --------
Limited Partnership Units               1 Unit               0.1%

There are no Units owned by individuals who are directors of both the General Partner and MII.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OPERATING LEASE AGREEMENT
-------------------------

As described below, the Partnership is party to important ongoing agreements with MII pursuant to which the Hotel is leased to MHSI.

Prior to October 8, 1993, MII was a wholly-owned subsidiary of Host Marriott, which was then known as Marriott Corporation. On October 8, 1993, Marriott Corporation's operations were divided into two separate companies, Host Marriott and MII. MII now conducts its management business as a separate, publicly-traded company and is not a parent or subsidiary of Host Marriott, although the two corporations have various business and other relationships. In accordance with the terms of the Partnership Agreement, each of the agreements discussed below were entered into based upon the General Partner's belief that such agreements were fair to the Partnership and reflect commercially reasonable terms. However, as a result of the fact that the Hotel Operating Lease, Golf Course Lease and Homeowners Agreement described below were entered into at a time when the counter-party to each of these agreement was a subsidiary of Host Marriott (then known as Marriott Corporation), the General Partner has made no further investigation toward forming a belief as to whether these agreements were on terms at least as favorable as the Partnership would have been able to obtain from an independent third party. The General Partner believes that the terms of the Office Space Rental Agreement and Transaction with MCVI for Pool Facilities described below were on terms at least as favorable as the Partnership would have been able to obtain from an independent third party.

The Hotel Operating Lease

The Partnership entered into the Operating Lease with MHSI, a subsidiary of MII, on April 23, 1987, to operate the Hotel. The Operating Lease is for a term of 25 years from the opening of the hotel with renewal terms, at the option of MHSI, of up to five additional 10-year periods.

The Hotel Operating Lease provides for the payment of the greater of Basic Rental or Owner's Priority. Basic Rental equals 80% of Operating Profit, as defined. Owner's Priority equals the greater of (i) $20 million plus debt service on certain additional debt to expand the Hotel or (ii) debt service, as defined. (In no event will Owner's Priority for any year exceed Operating Profit, as defined.)

The basis for computing the amounts paid pursuant to the Operating Lease is expected to change in future periods. Pursuant to an agreement reached with MII on December 23, 1996, for fiscal year 1997, the $20 million Owner's Priority will be increased to $20.5 million. MII will be entitled only to the next $2 million of Operating Profit, as defined. Any additional Operating Profit in excess of $22.5 million will be remitted entirely to the Partnership as Additional Rent. MII has also agreed that once long-term refinancing of the existing mortgage debt is consummated, Owner's Priority will be increased to $21.5 million and MII will be entitled only to the next $1.8 million of Operating Profit. Any additional Operating Profit in excess of $23.3 million will be shared 75% to the Partnership and 25% to MII. In connection with and concurrently with the consummation of the long-term financing in 1997, MII agreed to waive any and all claims to Additional Rental, as defined, that have accrued prior to the consummation of such loan.

For the operating lease years ended December 31, 1996, 1995 and 1994 Basic Rental was $16.8 million, $14.7 million and $12.9 million, respectively.

The Operating Lease provides that the Partnership may terminate the Operating Lease and remove the Operating Tenant if the payments of Annual Rental in any two of three consecutive fiscal years beginning with fiscal year 1991 are less than $15 million. The Operating Tenant may, however, prevent termination by paying to the Partnership such amounts as are necessary to achieve the above performance standards. Annual Rental for the fiscal years ended December 31, 1991 was $15.9 million, December 31, 1992 was $15.5 million, December 31, 1993 was $14.2 million,

December 31, 1994 was $16.1 million, December 31, 1995 was $18.4 million and December 31, 1996 was $20 million.

Golf Course Lease

The Second Golf Course is located near the Hotel on approximately 100 acres of land and is leased to the Partnership by a subsidiary of MII. The Second Golf Course and related facilities are subleased by the Partnership to the Operating Tenant pursuant to an operating lease with annual rental equal to $100,000. The term of the lease for the Second Golf Course expires on December 31, 2011, with five 10-year renewal periods at the option of the Partnership. Under the terms of the lease for the Second Golf Course, the Partnership pays annual rent equal to $100,000 and is responsible for all costs of operating and maintaining the Second Golf Course. Upon termination of the lease for the Second Golf Course, the Second Golf Course and all facilities and improvements thereon will become the property of Marriott's Desert Springs Development Corporation. All costs of operating and maintaining the course are deductions from gross revenues and all revenues from operation of the course are items of gross revenues of the Hotel.

Homeowners Agreement

A subsidiary of MII, Marriott Vacation Club International, Inc. ("MVCI") has been developing a portion of land adjacent to the golf courses for time shares. The Partnership, MII, Marriott's Desert Springs Development Corporation and MVCI entered into an Agreement (the "Homeowners Agreement") whereby it was agreed that each purchaser of a time share unit will receive certain golf course and other privileges (including preferred tee times at the golf courses equal to one tee time per week per time share unit) at the Hotel. Time share purchasers will not pay membership fees, but rather will pay regular green fees for use of the golf courses, and do not receive preferred tennis court times or free access to the health spa. Time share purchasers will have use of the latter facilities and other Hotel facilities, if they are available, on the same basis as regular Hotel guests and will pay the same fees as regular Hotel guests.

Office Space Rental Agreement

On January 27, 1995, the Partnership entered into an agreement with MVCI whereby MVCI occupies the space of eleven guest rooms and built a Vacation Gallery. The initial term of the agreement is April 1, 1995 to March 31, 1999, with initial annual rental of $150,000. The annual rental may be increased in the second, third and fourth year of the lease by the local area Consumer Price Index plus 1% subject to a maximum of 10%. The annual rental for 1996 was $154,350.

Transaction With MVCI for Pool Facilities

During 1994 and 1995, the Hotel's spa and main swimming pool facilities were expanded. The total $580,000 for the spa expansion was funded entirely with proceeds from MVCI pursuant to an agreement between the Partnership and MVCI for the development of time share units on the land adjacent to the Hotel. As part of this agreement, MVCI also paid $692,000 toward the $2.1 million pool expansion. The remainder of the pool expansion was funded by the Partnership's cash reserves.

PAYMENTS TO HOST MARRIOTT, MII AND THEIR AFFILIATES
---------------------------------------------------

The following table sets forth amounts paid by the Partnership to Host Marriott, MII and their subsidiaries for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                                Year Ended December 31,
                                                               1996       1995     1994
                                                             -------    -------   -------
Payments to Host Marriott and affiliates:

  Administrative expenses................................    $   250    $    67   $   124
  Capital distributions..................................         15         51        40
                                                             -------    -------   -------
                                                             $   265    $   118   $   164
                                                             =======    =======   =======
Payments to MII and affiliates:

  Golf course rent.......................................    $   100    $   100   $   138
  Interest on note payable to MII........................    $    48         --        --
                                                             -------    -------   -------
                                                             $   148    $   100   $   138
                                                             =======    =======   =======

                                    PART IV

ITEM 14. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Documents Filed as Part of This Report

   (1)  Financial Statements
        All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

   (2)  Financial Statement Schedules
        The following financial information is filed herewith on the pages indicated.

        III.  Real Estate and Accumulated Depreciation

   All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

   (3)  Exhibits

            Exhibit #          Description
            ---------          -----------

               3.1 Amended and Restated Agreement of Limited Partnership of Desert Springs Marriott Limited Partnership dated April 24, 1987. Incorporated by reference from Exhibit 3 to Form 10 dated April 27, 1988

              10.1 Lease Agreement between Desert Springs Marriott Limited Partnership and Desert Springs Hotel Services dated April 23, 1987. Incorporated by reference from Exhibit 10a to Form 10 dated April 27, 1988.

              10.2 Golf Course Lease Agreement between Marriott's Desert Springs Development Corporation and Desert Springs Marriott Limited Partnership dated April 24, 1987. Incorporated by reference from Exhibit 10b to Form 10 dated April 27, 1988.

              10.2.1 First Amendement to Golf Course Lease between Marriott's Desert Springs Development Corporation and Desert Springs Marriott Limited Partnership dated March 31, 1994.

              10.2.2 Second Amendment to Golf Course Lease between Marriott's Desert Springs Development Corporation and Desert Springs Marriott Limited Partnership dated November 25, 1996.

              10.3 Lease Agreement between Desert Springs Marriott Limited Partnership and Trans World Airlines, Inc. dated March 3, 1987; accepted April 24, 1987. Incorporated by reference from Exhibit 10c to Form 10 dated April 27, 1988.

              10.4 Home Owners Agreement among Marriott Corporation, Marriott's Desert Springs Development Corporation, Desert Springs Hotel Services and Desert Springs Marriott Limited Partnership; accepted April 24, 1987.

              10.5 Loan Agreement between The First National Bank of Chicago; Credit Lyonnais, New York Branch and Credit Lyonnais, Cayman Island Branch; Societe Generale, Chicago Branch; Sumitomo Trust & Banking Co., Ltd., Los Angeles Agency; and Desert Springs Marriott Limited Partnership dated July 26, 1989.

              10.6 Modification of Loan Agreement and Other Loan Documents between GMAC Commercial Mortgage Corporation and Desert Springs Marriott Limited Partnership dated as of December 23, 1996.

              10.7 Agreement for Use of Resort Facilities among Desert Springs Hotel Services, Marriott Ownership Resorts, Inc., and Marriott Desert Springs Limited Partnership dated January 1, 1994.

              10.8 Amended and Restated Recreational License among Desert Springs Hotel Services, Marriott
                               Ownership Resorts, Inc., Desert Springs Villas Timeshare Association and Marriott Desert Springs Limited Partnership dated January 1, 1994.

              10.9 Office Space Rental Agreement between Marriott Ownership Resorts, Inc., and Desert Springs Marriott Limited Partnership dated January 27, 1995.

              27.              Financial Data Schedule

 (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during 1996.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 1997.



                    DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP

                    By:  MARRIOTT DESERT SPRINGS CORPORATION
                         General Partner


                    By:  /s/ Patricia K. Brady
                         ------------------------------------------------------
                         Patricia K. Brady
                         Vice President, Chief Accounting Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on August 28, 1997.
                         ----------------

Signature                     Title
---------                     -----
                              (Marriott Desert Springs Corporation)
/s/ Bruce F. Stemerman
---------------------------   President and Director
Bruce F. Stemerman            (Principal Executive Officer)

/s/ Robert E. Parsons, Jr.
---------------------------   Vice President and Director
Robert E. Parsons, Jr.


/s/ Christopher G. Townsend
---------------------------   Vice President, Director and Secretary
Christopher G. Townsend

                                                                    SCHEDULE III

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                            PALM DESERT, CALIFORNIA

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                          Gross Amount at December 31, 1996
                                                          ---------------------------------

                                                  Initial Costs
                                            ----------------------------     Subsequent
                                                             Buildings &        Costs                       Buildings &
                            Encumbrances        Land        Improvements     Capitalized        Land        Improvements
                            -------------   -------------   -------------   -------------   -------------   -------------
Marriott Desert Springs
      Resort & Spa
      Palm Desert, CA       $     160,000   $      11,459   $     146,687   $      11,114   $      11,459   $     157,801


                                                          Gross Amount at December 31, 1996
                                                          ---------------------------------

                                                                             Date of
                                                           Accumulated     Completion of       Date         Depreciation
                                               Total       Depreciation    Construction      Acquired           Life
                                           -------------   -------------   -------------   -------------   -------------
Marriott Desert Springs
      Resort & Spa
      Palm Desert, CA                      $    169,260    $      29,230        1987           1987            50 years

                                                                    SCHEDULE III
                                                                     PAGE 2 OF 2

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                                       1994      1995      1996
                                                                                                     --------  --------  --------
NOTES:

(a) The changes in the total cost of land, buildings and improvements for the three years ended December 31, 1996 were as follows:

     Balance at beginning of year..................................................................  $163,331  $164,527  $166,939
      Capital expenditures.........................................................................     1,196     2,412     2,321
      Dispositions.................................................................................        --        --        --
                                                                                                     --------  --------  --------
     Balance at end of year........................................................................  $164,527  $166,939  $169,260
                                                                                                     ========  ========  ========

(b) The changes in accumulated depreciation and amortization for the three years ended December 31, 1996 were as follows:

     Balance at beginning of year..................................................................  $ 18,657  $ 22,096    25,597
      Depreciation and amortization................................................................     3,439     3,501     3,633
      Dispositions and other.......................................................................        --        --        --
                                                                                                     --------  --------  --------
     Balance at end of year........................................................................  $ 22,096  $ 25,597  $ 29,230
                                                                                                     ========  ========  ========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $169,735,000 at December 31, 1996.