Form 10-Q
period 1997-03-28
DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
filed 1997-08-29
CIK 832345

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED MARCH 28, 1997

                                      OR

            [_]   Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                      Commission File Number:  0 - 16777

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                        52-1508601
------------------------------             ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation organization)


                              10400 FERNWOOD ROAD
                              BETHESDA, MARYLAND
                                  20817-1109
                   ----------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:   301-380-2070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes ______   No ____ (Not Applicable).

================================================================================

--------------------------------------------------------------------------------
                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
================================================================================

                               TABLE OF CONTENTS
                               -----------------

                                                                                PAGE NO.
                                                                                --------

                        PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

        Condensed Statement of Operations
          Twelve Weeks Ended March 28, 1997 and March 22, 1996...............       1

        Condensed Balance Sheet
          March 28, 1997 and December 31, 1996...............................       2

        Condensed Statement of Cash Flows
          Twelve Weeks Ended March 28, 1997 and March 22, 1996...............       3

        Notes to Condensed Financial Statements..............................       4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................       6

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................       9

Item 4. Submission of Matters to a Vote of Security Holders..................       9

Item 5. Other Information....................................................       9

Item 6. Exhibits and Reports on Form 8-K.....................................       9

                        PART I.   FINANCIAL INFORMATION

                        ITEM 1.   FINANCIAL STATEMENTS

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                          Twelve Weeks Ended
                                                       March 28,       March 22,
                                                          1997           1996
                                                       ----------      ---------
INCOME
 Rentals
   Hotel.........................................          $6,264         $5,422
   Airline equipment.............................              --            476
 Other...........................................              53            231
                                                           ------         ------

                                                            6,317          6,129
                                                           ------         ------

EXPENSES
 Interest........................................           3,440          3,005
 Depreciation and amortization...................           1,941          1,828
 Property taxes..................................             488            438
 Partnership administration and other............              72             57
                                                           ------         ------

                                                            5,941          5,328
                                                           ------         ------

NET INCOME.......................................          $  376         $  801
                                                           ======         ======

ALLOCATION OF NET INCOME
 General Partner.................................          $    4         $    8
 Limited Partners................................             372            793
                                                           ------         ------

                                                           $  376         $  801
                                                           ======         ======

NET INCOME PER LIMITED PARTNER UNIT (900 Units)..          $  413         $  881
                                                           ======         ======


           See Notes to Condensed Consolidated Financial Statements.

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEET
                                (IN THOUSANDS)


                                                    March 28,    December 31,
                                                      1997           1996
                                                    -----------  ------------
                                                    (Unaudited)
                                     ASSETS
Property and equipment, net..........................  $154,119      $155,441
Rent receivable from hotel lessee....................     4,826             8
Other assets.........................................     3,411         3,678
Restricted cash......................................     4,271            --
Cash and cash equivalents............................     5,402         5,755
                                                       --------      --------

                                                       $172,029      $164,882
                                                       ========      ========

                       LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
 Mortgage debt.......................................  $160,000      $160,000
 Additional rental paid by hotel lessee..............    26,362        25,013
 Due to Marriott International, Inc. and affiliates..     1,076         1,022
 Deferred hotel rental income........................     5,014            --
 Accounts payable and accrued expenses...............       838           484
                                                       --------      --------

  Total Liabilities..................................   193,290       186,519
                                                       --------      --------

PARTNERS' DEFICIT
 General Partner.....................................       (87)          (91)
 Limited Partners....................................   (21,174)      (21,546)
                                                       --------      --------

  Total Partners' Deficit............................   (21,261)      (21,637)
                                                       --------      --------

                                                       $172,029      $164,882
                                                       ========      ========

           See Notes to Condensed Consolidated Financial Statements.

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                      Twelve Weeks Ended
                                                                   March 28,       March 22,
                                                                     1997             1996
                                                                  -----------      ---------
                                                                          (Unaudited)

OPERATING ACTIVITIES
 Net income.................................................          $   376        $   801
 Noncash items..............................................            2,188          1,383
 Change in operating accounts...............................            1,504          1,918
                                                                      -------        -------

   Cash provided by operations..............................            4,068          4,102
                                                                      -------        -------

INVESTING ACTIVITIES
 Additions to property and equipment, net...................             (619)        (1,568)
 Changes in property improvement fund.......................               46              8
 Proceeds from the airline equipment lease..................               --            881
                                                                      -------        -------

   Cash used in investing activities........................             (573)          (679)
                                                                      -------        -------

FINANCING ACTIVITIES
 Additional rental paid by hotel lessee.....................            1,349          1,959
 Payment of refinancing costs...............................              (26)            --
 Change in restricted cash..................................           (4,271)            --
 Repayment of note payable to Marriott International, Inc...             (900)            --
                                                                      -------        -------

   Cash (used in) provided by financing activities..........           (3,848)         1,959
                                                                      -------        -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............             (353)         5,382

CASH AND CASH EQUIVALENTS at beginning of period............            5,755         10,213
                                                                      -------        -------

CASH AND CASH EQUIVALENTS at end of period..................          $ 5,402        $15,595
                                                                      =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest.....................................          $ 2,788        $ 3,336
                                                                      =======        =======

           See Notes to Condensed Consolidated Financial Statements.

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The accompanying condensed financial statements have been prepared by Desert Springs Marriott Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K filed on August 28, 1997 for the fiscal year ended December 31, 1996.

   In the opinion of the Partnership, the accompanying condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 28, 1997 and December 31, 1996, and the results of operations for the twelve weeks ended March 28, 1997 and March 22, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

2. For financial reporting purposes, net income (loss) of the Partnership is allocated 99% to the Limited Partners and 1% to Marriott Desert Springs Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation. Significant differences exist between the net loss for financial reporting purposes and the net loss for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives, no estimated salvage values for the assets and differences in the timing of the recognition of rental income.

3. The following is a summary of Hotel Operating Profit, as defined in the Hotel lease agreement for the twelve weeks ended (in thousands):

                                  March 28,  March 22,
                                    1997       1996
                                  ---------  ---------
   REVENUES
     Rooms......................    $12,712    $11,430
     Food and beverage..........     12,060     10,887
     Other......................      8,013      6,885
                                    -------    -------
                                     32,785     29,202
                                    -------    -------
   DEDUCTIONS
     Departmental direct costs
       Rooms....................      2,259      2,039
       Food and beverage........      7,457      6,941
     Other operating expenses...      8,414      7,564
                                    -------    -------
                                     18,130     16,544
                                    -------    -------

   OPERATING PROFIT.............    $14,655    $12,658
                                    =======    =======

   The profits from Marriott's Desert Springs Resort & Spa (the "Hotel") are seasonal and first and second quarter results are generally higher than the last two quarters of the year. The Partnership recognizes estimated annual hotel rental income on a straight-line basis throughout the year. Lease payments from the Hotel lessee in excess of the income recognized by the Partnership are deferred and, to the extent not subject to possible future repayment to the Hotel lessee, are recognized as income during the remainder of the year.

4. Pursuant to an agreement reached with Marriott International, Inc. ("MII") for fiscal year 1997, the Owner's Priority, as defined in the Hotel Operating Lease, has been increased to $20.5 million. MII will be entitled only to the next $2 million of Operating Profit, as defined. Any Additional Operating Profit in excess of $22.5 million, will be remitted entirely to the Partnership as Additional Rent. As of March 28, 1997, a $1.0 million liability to MII is included in Due to MII and Affiliates in the accompanying Condensed Balance Sheet. This liability represents MII's portion of Operating Profit remitted to the Partnership. In connection with and concurrently with the consummation of the long-term financing in 1997, MII agreed to waive any and all claims to Additional Rental that have accrued prior to the consummation of such loan.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from Hotel income. Its principal uses of cash are to make debt service payments, fund the property improvement fund of the Hotel and to make cash distributions to the partners.

Cash provided by operations for the twelve weeks ended March 28, 1997 and March 22, 1996, was $4.1 million for both years.

Financing

As previously reported, the Partnership secured interim financing for its $168 million mortgage debt on December 23, 1996 (the "Bridge Loan"). The Partnership utilized $8.2 million of its refinancing reserve to reduce the mortgage loan balance to $160 million. The interim mortgage loan bears interest at LIBOR plus
2.75 percentage points. The weighted average interest rate for the twelve weeks ended March 28, 1997 was 8.2% compared to 7.76% for the twelve weeks ended March 22, 1996 resulting in a 14% increase in interest expense of $435,000. The interest rate at March 28, 1997 was 8.2%. There will be no cash distributions from operations during the term of the interim loan as all excess cash from Hotel operations, if any, are held in a debt service reserve for future debt service or to reduce the outstanding principal balance upon maturity on October 31, 1997.

The General Partner is currently pursuing two alternatives to refinance the Bridge Loan. Each alternative would require that certain amendments (the "Amendments") be made to the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

   Loan Alternative A. One of the two alternatives to refinance the Bridge Loan would involve a loan from Goldman Sachs Mortgage Company ("GSMC") consisting of two tranches of debt: (i) a senior loan to a newly formed 100% owned subsidiary of the Partnership that would own the Hotel ("New Sub"), which senior loan would be secured by a first mortgage lien on the Hotel in an amount up to $103 million (with the final amount to be determined based upon the net cash flow at the Hotel and prevailing interest rates) and (ii) a junior loan to the Partnership, which junior loan would be secured by the Partnership's 100% direct and indirect ownership interests in the Partnership's newly formed subsidiary, in an amount equal to $57 million or such greater amount that, when combined with the principal amount of the senior loan, would total $160 million ("Alternative A"). Alternative A would enable the Partnership to refinance the Bridge Loan. In connection with the closing of the Bridge Loan on December 23, 1996, the General Partner entered into a commitment letter with GSMC setting forth the terms of Alternative A.

   Loan Alternative B. The other alternative ("Alternative B") would involve a refinancing consisting of the senior loan from GSMC as described in Alternative A, a subordinate tranche of debt from GSMC to the Partnership in the amount of $20 million (the "Mezzanine Loan") secured by the Partnership's 100% direct and indirect ownership interests in the Partnership's newly formed subsidiary, and a subordinate junior tranche to the Partnership (the "HM Junior Loan") from DSM Finance LLC (the "Junior Lender"), a single member Maryland limited liability company of which the General Partner is the sole member. The HM Junior Loan would be in the amount of $59.7 million, and, if consented by the lender of the Mezzanine Loan would be secured by a subordinate pledge of the Partnership's 100% direct and indirect ownership interests in the New Sub. Alternative B is expected to result in $22.7 million of proceeds in excess of that needed to refinance the Bridge Loan, which would be distributed by the Partnership to its partners resulting in a distribution to holders (the "Unitholders") of units of limited partnership interest in the Partnership ("Units") of $25,000 per Unit.

The terms of the Senior Loan contemplate that, consistent with applicable rating agency requirements, the Hotel would be contributed to the New Sub in exchange for 100% of the direct and indirect interests in the New Sub. This structure would create a bankruptcy remote entity (the New Sub) which would be the borrower under the Senior Loan. The Partnership Agreement does not currently permit this contribution and, accordingly, each of Alternative A and Alternative B is contingent on the approval by the Limited Partners of an amendment that would permit such a contribution. On August 29, 1997, the General Partner initiated the solicitation of consents of the limited partners of the Partnership, pursuant to which the General Partner has sought approval of amendments to refinance the interim loan under either Alternative A or Alternative B and proposed Alternative B to fund the DSM Junior Loan together with other amendments to the Partnership Agreement.

The proposed Amendments also would allow the Partnership to reorganize the ownership structure of the Hotel to provide additional tiers of structured financing. GSMC has indicated that it might prefer a structured financing under Alternative B whereby (i) the New Sub would own the Hotel and whould be the Debtor on the Senior Loan, (ii) a new bankruptcy remote subsidiary of the Partnership (the "Tier 2 Sub") would be formed to own the New Sub and be the debtor on the Mezzanine Loan, and (iii) the Partnership would own the Tier 2 Sub (and indirectly own the New Sub and the Hotel) and would be the debtor on the HM Junior Loan. As of the date of the consent solicitation statement, no determination has been made as to whether a tiered subsidiary structure would be utilized under Alternative B. However, under the proposed terms of the Mezzanine Loan, would be increased by one percentage point if a tiered subsidiary structure has not been implemented on or before March 31, 1998. The effect of the refinancing to the Limited Partners would be the same under either structure. If these proposed Amendments are approved, the General Partner would be able to create a new wholly owned subsidiary such as the Tier 2 Sub to provide for the current or future restructuring of the Partnership's mortgage debt.

In conjunction with the refinancing completed December 23, 1996, MII agreed to certain amendments to the operating lease under which an MII subsidiary leases the Hotel. Pursuant to the agreement reached with MII, for fiscal year 1997, the $20 million Owner's Priority, as defined, will be increased to $20.5 million. MII will be entitled only to the next $2.0 million of Operating Profit, as defined. Any additional Operating Profit in excess of $22.5 million will be remitted entirely to the Partnership. In connection with and
concurrently with the   consummation of the long-term financing in 1997, MII
agreed to waive any and all claims to Additional Rental that have accrued prior to the consummation of such loan. Negotiations with MII continue as additional changes to the operating lease will be needed to consummate the long term debt refinancing.

The Hotel's $9.1 million rooms refurbishment project was completed in September, 1996. The refurbishment was financed by the Hotel's property improvement fund and a $1.7 million short-term loan from MII. The loan was fully repaid from the property improvement fund in the first quarter of 1997.

OPERATIONS

The operating results of Marriott's Desert Springs Resort and Spa are seasonal and the first and second quarter results are generally higher than the third and fourth quarter results. For quarterly reporting purposes, the Partnership recognizes estimated annual Hotel rental income on a straight-line basis throughout the year. Each quarter, the estimated annual Hotel rental income is revised to more accurately forecast full-year results. Based on current forecasts, 1997 full-year Hotel operations are expected to improve over 1996 results as a result of focusing on the transient leisure market while maintaining solid group bookings. As a result, Hotel rental income for 1997 first quarter improved 16% over prior year's results.

Operating results (hotel revenue net of hotel operating expenses) increased 16% when compared to the same period in 1996 due to a significant increase in sales in all departments of the Hotel. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP measure of revenue). REVPAR does not include food and beverage or other ancillary revenues generated by the hotel.

For the first quarter of 1997, REVPAR, or revenue per available room, increased 11% over the same period in 1996 to $171 due to a 5.9 percentage point increase in average occupancy to approximately 81% and a 3% increase in the average room rate to approximately $211. Room sales increased 11% primarily due to strong demand in the leisure transient segment which increased by 2,000 roomnights from 15,900 to 17,900 or 13% over prior year results combined with strong group business which increased by 3,100 roomnights from 39,400 to 42,500 or 8% over prior year results. Food and beverage sales increased from $10,887,000 to $12,060,000 or 11% over the same period in 1996 due primarily to a 14% increase from $5,737,000 to $6,586,000 in catering sales resulting from the increase in group roomnights. The resort also benefitted from large increases in ancillary sales particularly in golf which increased 13% from $3,108,000 to $3,520,000 and spa sales which increased 3% from $1,093,000 to $1,126,000.

On April 24, 1996, TWA, the lessee on the airline equipment lease terminated the lease and purchased the equipment, as permitted under the lease agreement. Accordingly, there were no airline equipment rental revenues in the twelve weeks ended March 28, 1997, compared to $476,000 for the twelve weeks ended March 22, 1996.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                         PART II.   OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

The Partnership and the Partnership Hotel are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial conditions or results of operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners in 1996 or in prior years. The Partnership instituted a consent solicitation on August 29, 1997, to obtain the consent of the limited partners to certain matters and amend certain provisions of the Partnership Agreement.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits - None.

b.  Reports on Form 8-K - None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DESERT SPRINGS MARRIOTT
                              LIMITED PARTNERSHIP

                              By: MARRIOTT DESERT SPRINGS CORPORATION
                                  General Partner



August 28, 1996               By: /s/ Patricia K. Brady
---------------                  -------------------------------------------
                                  Patricia K. Brady
                                  Vice President and Chief Accounting Officer
                                  (Authorized Signatory)