Form 10-Q
period 1997-06-20
DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
filed 1997-08-29
CIK 832345

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


            [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 20, 1997

                                      OR

            [_]   Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       Commission File Number:  0-16777

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                      52-1508601
 ------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                              10400 FERNWOOD ROAD
                              BETHESDA, MARYLAND
                                     20817
                   ----------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:   301-380-2070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____ (Not Applicable)

================================================================================

--------------------------------------------------------------------------------
                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
================================================================================


                               TABLE OF CONTENTS
                               -----------------

                                                                                      PAGE NO.
                                                                                      --------
                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Statement of Operations
          Twelve and Twenty-Four Weeks Ended June 20, 1997 and June 14, 1996...........      1

        Condensed Balance Sheet
          June 20, 1997 and December 31, 1996..........................................      2

        Condensed Statement of Cash Flows
          Twenty-Four Weeks Ended June 20, 1997 and June 14, 1996......................      3

        Notes to Condensed Financial Statements........................................      4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................................      6

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................................     10

Item 4. Submission of Matters to a Vote of Security Holders............................     10

Item 5. Other Information..............................................................     10

Item 6. Exhibits and Reports on Form 8-k...............................................     10

                        PART I.   FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                              Twelve Weeks Ended  Twenty-Four Weeks Ended
                                              June 20,  June 14,  June 20,       June 14,
                                               1997       1996      1997           1996
                                              --------  --------  --------       --------
INCOME
 Rentals
  Hotel................................         $6,224   $ 5,368   $12,488        $10,790
  Airline equipment....................             --       772        --          1,248
 Other.................................            160       221       213            452
                                                ------   -------   -------        -------

                                                 6,384     6,361    12,701         12,490
                                                ------   -------   -------        -------

EXPENSES
 Interest..............................          3,330     3,077     6,770          6,082
 Depreciation and amortization.........          1,627     1,540     3,568          3,368
 Property taxes........................            489       438       977            876
 Partnership administration and other..            115       175       187            232
                                                ------   -------   -------        -------

                                                 5,561     5,230    11,502         10,558
                                                ------   -------   -------        -------

NET INCOME.............................         $  823   $ 1,131   $ 1,199        $ 1,932
                                                ======   =======   =======        =======

ALLOCATION OF NET INCOME
 General Partner.......................         $    8   $    11   $    12        $    19
 Limited Partners......................            815     1,120     1,187          1,913
                                                ------   -------   -------        -------

                                                $  823   $ 1,131   $ 1,199        $ 1,932
                                                ======   =======   =======        =======

NET INCOME PER LIMITED
 PARTNER UNIT (900 Units)..............         $  906   $ 1,244   $ 1,319        $ 2,126
                                                ======   =======   =======        =======


           See Notes to Condensed Consolidated Financial Statements.

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEET
                                (IN THOUSANDS)



                                                              June 20,      December 31,
                                                               1997            1996
                                                            -----------     ------------
                                                            (unaudited)

                                     ASSETS
  Property and equipment, net..........................      $  153,191       $  155,441
  Rent receivable from hotel lessee....................             737                8
  Other assets.........................................           3,799            3,678
  Restricted cash......................................          10,931               --
  Cash and cash equivalents............................           6,909            5,755
                                                             ----------       ----------

                                                             $  175,567       $  164,882
                                                             ==========       ==========

                       LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
  Mortgage debt........................................      $  160,000       $  160,000
  Additional rental paid by hotel lessee...............          27,136           25,013
  Due to Marriott International, Inc. and affiliates...           1,784            1,022
  Deferred hotel rental income.........................           6,487               --
  Accounts payable and accrued expenses................             598              484
                                                             ----------       ----------

    Total Liabilities..................................         196,005          186,519
                                                             ----------       ----------

PARTNERS' DEFICIT
  General Partner......................................             (79)             (91)
  Limited Partners.....................................         (20,359)         (21,546)
                                                             ----------       ----------

    Total Partners' Deficit............................         (20,438)         (21,637)
                                                             ----------       ----------

                                                             $  175,567       $  164,882
                                                             ==========       ==========


           See Notes to Condensed Consolidated Financial Statements.

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                              Twenty-Four  Weeks Ended
                                                                June 20,     June 14,
                                                                  1997         1996
                                                              -----------  -----------

OPERATING ACTIVITIES
 Net income.................................................     $  1,199      $ 1,932
 Noncash items..............................................        4,006        2,182
 Changes in operating accounts..............................        7,534        6,830
                                                                 --------      -------

   Cash provided by operating activities....................       12,739       10,944
                                                                 --------      -------

INVESTING ACTIVITIES
 Additions to property and equipment, net...................       (1,318)      (6,021)
 Change in property improvement fund........................         (469)       3,284
 Proceeds from the airline equipment lease..................           --        2,509
                                                                 --------      -------

   Cash used in investing activities........................       (1,787)        (228)
                                                                 --------      -------

FINANCING ACTIVITIES
 Change in restricted cash..................................      (10,931)          --
 Additional rental paid by hotel lessee.....................        2,123        3,408
 Repayment of note payable to Marriott International, Inc...         (900)          --
 Payment of refinancing costs...............................          (90)          --
 Capital distributions to partners..........................           --       (1,545)
                                                                 --------      -------

   Cash (used in) provided by financing activities..........       (9,798)       1,863
                                                                 --------      -------

INCREASE IN CASH AND CASH EQUIVALENTS.......................        1,154       12,579

CASH AND CASH EQUIVALENTS at beginning of period............        5,755       10,213
                                                                 --------      -------

CASH AND CASH EQUIVALENTS at end of period..................     $  6,909      $22,792
                                                                 ========      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest.....................................     $  6,169      $ 6,600
                                                                 ========      =======


           See Notes to Condensed Consolidated Financial Statements.

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying condensed financial statements have been prepared by the Desert Springs Marriott Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K filed on August 28, 1997 for the fiscal year ended December 31, 1996.

   In the opinion of the Partnership, the accompanying condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 20, 1997 and December 31, 1996, and the results of operations for the twelve and twenty-four weeks ended June 20, 1997 and June 14, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

2. For financial reporting purposes, net income (loss) of the Partnership is allocated 99% to the Limited Partners and 1% to Marriott Desert Springs Corporation (the "General Partner"). Significant differences exist between the net loss for financial reporting purposes and the net loss for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives, no estimated salvage values for the assets and differences in the timing of the recognition of rental income.

3. The following is a summary of Hotel Operating Profit, as defined in the Hotel lease agreement for the twelve and twenty-four weeks ended (in thousands):

                                       Twelve Weeks Ended     Twenty-Four Weeks Ended
                                       June 20,  June 14,     June 20,       June 14,
                                         1997      1996         1997           1996
                                       ---------  --------    ---------      --------

REVENUES
 Rooms......................             $10,353   $10,007      $23,065       $21,437
 Food and beverage..........              10,927    10,132       22,987        21,019
 Other......................               5,310     5,843       13,323        12,728
                                         -------   -------      -------       -------
                                          26,590    25,982       59,375        55,184
                                         -------   -------      -------       -------
DEDUCTIONS
 Departmental direct costs
  Rooms.....................               2,275     2,088        4,534         4,127
  Food and beverage.........               6,909     6,395       14,366        13,336
 Other operating expenses...               7,351     7,656       15,765        15,220
                                         -------   -------      -------       -------
                                          16,535    16,139       34,665        32,683
                                         -------   -------      -------       -------

OPERATING PROFIT............             $10,055   $ 9,843      $24,710       $22,501
                                         =======   =======      =======       =======

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

4. Pursuant to an agreement reached with Marriott International, Inc. ("MII") for fiscal year 1997, the Owner's Priority, as defined in the Hotel Operating Lease, has been increased to $20.5 million. MII will be entitled only to the next $2 million of Operating Profit, as defined. Any Additional Operating Profit in excess of $22.5 million, will be remitted entirely to the Partnership as Additional Rent. As of June 20, 1997, a $1.6 million liability to MII is included in Due to MII and Affiliates in the accompanying Condensed Balance Sheet. This liability represents MII's portion of Operating Profit remitted to the Partnership. In connection with and concurrently with the consummation of the long-term financing in 1997, MII agreed to waive any and all claims to Additional Rental that have accrued prior to the consummation of such loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes that the expectations in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership reported an increase in cash and cash equivalents of $1.2 million and $12.6 million for the twenty-four weeks ended June 20, 1997 and June 14, 1996, respectively. Cash provided by operations for the twenty-four weeks ended June 20, 1997 and June 14, 1996, was $12.7 million and $10.9 million, respectively. This increase is primarily due to improved operations. The Partnership's principal source of cash is from rent received from the Hotel lessee.

Cash used in investing activities for the twenty-four weeks ended June 20, 1997 and June 14, 1996, was $1.7 million and $200,000, respectively. Cash used in investing activities for the twenty-four weeks ended June 20, 1997 includes capital expenditures of $1.3 million, related to various maintenance and repair projects at the Hotel.

Cash used in financing activities for the twenty-four weeks ended June 20, 1997 was $9.8 million which primarily related to $10.9 million which was deposited into a debt service reserve account for future debt service, repayment of a note payable to Marriott International, Inc. of $900,000 offset by $2.1 million of additional rental paid by the Hotel lessee.

The General Partner believes that cash from Hotel operations and the property improvement fund will provide adequate funds in the short-term and long-term to meet the operational and capital needs of the Partnership.

Financing

The Partnership secured interim financing for its $168 million mortgage debt on December 23, 1996 (the "Bridge Loan"). The Partnership utilized $8.2 million of its refinancing reserve to reduce the mortgage loan balance to $160 million.
The Bridge Loan bears interest at LIBOR plus 2.75 percentage points. The weighted average interest rate for the twelve weeks ended June 20, 1997 was 8.41% compared to 7.76% for the twelve weeks ended June 14, 1996 resulting in an 8% increase in interest expense of $253,000. The weighted average interest rate for the twenty-four weeks ended June 20, 1997 was 8.31% compared to 7.76% for the twenty-four weeks ended June 14, 1996 resulting in an 11% increase in interest expense of $688,000. The interest rate at June 20, 1997 was 8.44%. There will be no cash distributions from operations during the term of the Bridge Loan as all excess cash from Hotel operations, if any, are held in a debt service reserve with the lender for future debt service or to reduce the outstanding principal balance upon maturity on October 31, 1997. The debt service reserve balance as of June 20, 1997 is $10,931,000.

The General Partner is currently pursuing two alternatives to refinance the Bridge Loan. Each alternative would require that certain amendments (the "Amendments") be made to the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

   Loan Alternative A. One of the two alternatives to refinance the Bridge Loan would involve a loan from Goldman Sachs Mortgage Company ("GSMC") consisting of two tranches of debt: (i) a senior loan to a newly formed 100% owned subsidiary of the Partnership that would own the Hotel (the "New Sub"), which senior loan would be secured by a first mortgage lien on the Hotel in an amount up to $103 million (with the final amount to be determined based upon the net cash flow at the Hotel and prevailing interest rates) and (ii) a junior loan to the Partnership, which junior loan would be secured by the Partnership's 100% direct and indirect ownership interests in the Partnership's newly formed subsidiary, in an amount equal to $57 million or such greater amount that, when combined with the principal amount of the senior loan, would total $160 million ("Alternative A"). Alternative A would enable the Partnership to refinance the Bridge Loan. In connection with the closing of the Bridge Loan on December 23, 1996, the General Partner entered into a commitment letter with GSMC setting forth the terms of Alternative A.

   Loan Alternative B. The other alternative ("Alternative B") would involve a refinancing consisting of the senior loan from GSMC as described in Alternative A, a subordinate tranche of debt from GSMC to the Partnership in the amount of $20 million (the "Mezzanine Loan") secured by the Partnership's 100% direct and indirect ownership interests in the Partnership's newly formed subsidiary, and a subordinate junior tranche to the Partnership (the "HM Junior Loan") from DSM Finance LLC (the "Junior Lender"), a single member Maryland limited liability company of which the General Partner is the sole member. The HM Junior Loan would be in the amount of $59.7 million, and if consented by the lender of the Mezzanine Loan would be secured by a subordinate pledge of the Partnership's 100% direct and indirect ownership interests in the New Sub. Alternative B is expected to result in $22.7 million of proceeds in excess of that needed to refinance the Bridge Loan, which would be distributed by the Partnership to its partners resulting in a distribution to holders (the "Unitholders") of units of limited partnership interest in the Partnership ("Units") of $25,000 per Unit.

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

The proposed Amendments also would allow the Partnership to reorganize the ownership structure of the Hotel to provide additional tiers of structured financing. GSMC has indicated that it would prefer a structured financing under Alternative B whereby (i) the New Sub would own the Hotel and would be the Debtor on the Senior Loan, (ii) a new bankruptcy remote subsidiary of the Partnership (the "Tier 2 Sub") would be formed to own the New Sub and be the debtor on the Mezzanine Loan, and (iii) the Partnership would own the Tier 2 Sub (and indirectly own the New Sub and the Hotel) and would be the debtor on the HM Junior Loan. As of the date of the consent solicitation statement, no determination has been made as to whether a tiered subsidiary structure would be utilized under Alternative B. However, under the proposed terms of the Mezzanine Loan, would be increased by one percentage point if a tiered subsidiary structure has not been implemented on or before March 31, 1998. The effect of the refinancing to the Limited Partners would be the same under either structure. If these proposed Amendments are approved, the General Partner would be able to create a new wholly owned subsidiary such as the Tier 2 Sub to provide for the current or future restructuring of the Partnership's mortgage debt.

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

RESULTS OF OPERATIONS

The operating results of Marriott's Desert Springs Resort and Spa are seasonal and the first and second quarter results are generally higher than the third and fourth quarter results. For quarterly reporting purposes, the Partnership recognizes estimated annual Hotel rental income on a straight-line basis throughout the year. Each quarter, the estimated annual Hotel rental income is revised to more accurately forecast full year results. Based on current forecasts, 1997 full-year Hotel operations are expected to improve over 1996 due to a strong transient leisure market which allows greater rate flexibility. As a result, Hotel rental income for 1997 second quarter improved 16% over prior year's results from $5,368,000 to $6,224,000.

For the second quarter, Hotel operating results (hotel revenue net of hotel operating expenses) increased 2% when compared to the same period in 1996 due to increased rooms and food and beverage sales. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP measure of revenue). REVPAR does not include food and beverage or other ancillary revenues generated by the Hotel. For the second quarter, REVPAR increased 3% over the same period in 1996 to $139 due to a 7% increase in the average room rate to approximately $184 partially offset by a 3.0 percentage point decrease in average occupancy to approximately 76%. Room sales increased 3% from $10,007,000 to $10,353,000 in the second quarter primarily due to strong demand in the leisure transient segment. Food and beverage sales increased from $10,132,000 to $10,927,000 or 8% over the same period in 1996 due primarily to increased catering sales.

On a year-to-date basis, operating results increased 10% over the same period of the prior year due primarily to profit increases in rooms, food and beverage, and golf. For the year, REVPAR increased 7% over the same period of the prior year to $155 due primarily to a 5% increase in the average room rate to approximately $198 and a 1.4 percentage point increase in average occupancy to approximately 79%. Room sales and profit increased 7% due to strong demand in the leisure transient segment. Transient business increased by 2,400 roomnights from 32,000 to 34,400 or 8% over last year combined with a 1% increase in group business over the prior year. Food and beverage sales increased 9% from $21,019,000 to $22,987,000 and golf sales increased 7% from $5,405,000 to
$5,791,000 over the same period in 1996.

On April 24, 1996, TWA exercised its early termination option under the airline equipment lease and paid the rent due on that date of $847,000 along with the termination value of $780,000 plus the $1 purchase option. Rental income of $772,000 was generated by the equipment lease during the second quarter of 1996 and $1.2 million on a year-to-date basis in 1996.

Other Income. For the twenty-four weeks ended June 20, 1997, other income decreased 53% or $239,000 from $452,000 to $213,000. Interest income on the Partnership's operating cash account and debt service reserve account decreased $124,000 from $310,000 to $186,000 or 40% from last year primarily due to the decrease in the

Partnership's operating cash balance resulting from the $8.2 million paydown of the mortgage loan. Interest income on the Partnership's property improvement fund decreased $115,000 from $142,000 to $27,000 or 81% below last year due primarily to the Hotel's utilizing funds for the $9.1 million rooms refurbishment project which was completed in September, 1996. For the second quarter, other income decreased 28% from $221,000 to $160,000.

Property Taxes. Property taxes increased $101,000 from $876,000 to $977,000 or 12% over last year due to an increase in tax assessments at the Hotel. For second quarter, property taxes increased $51,000 from $438,000 to $489,000 or 12% over second quarter last year.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners in 1996 or in prior years. The Partnership instituted a Consent Solicitation Statement on August 29, 1997. Pursuant to the Consent Solicitation Statement, the General Partner is asking Limited Partners to consider and vote upon (i) incurrence of the HM Junior Loan, (ii) an amendment to the Partnership Agreement to authorize the General Partner to form or organize one or more subsidiaries of the Partnership, to contribute assets of the Partnership to any such subsidiary in exchange for the equity interests in such subsidiary, and to delegate its authority to manage any such subsidiary to a governing entity or other body in order to effect a structured refinancing such as the proposed refinancing in each of Alternative A and Alternative B, (iii) an amendment to the Partnership Agreement to amend the definition of "Affiliate" to make clear that a publicly-traded entity will not be deemed an affiliate of the General Partner or any of its Affiliates unless a person or group of persons directly or indirectly owns twenty percent or more of the outstanding common stock of both the General Partner and such other entity, (iv) an amendment to the Partnership Agreement to revise the provisions relating to the authority of the General Partner to permit the General Partner, without obtaining the consent of the Limited Partners, to sell or otherwise transfer the Hotel to an independent third party, (v) an amendment to the Partnership Agreement that would allow the General Partner to incur indebtedness in order to capitalize the Junior Lender (vi) amendments to the Partnership Agreement to revise the provisions limiting the voting rights of the General Partner and its Affiliates to permit the General Partner and its Affiliates to have full voting rights with respect to all Units acquired by the General Partner and its Affiliates except on matters where the General Partner and its Affiliates have an actual economic interest other than as a Unitholder or general partner, (vii) amendments to the Partnership Agreement to amend certain terms and sections of the Partnership Agreement in order to reflect the fact that after the division of Marriott Corporation's operations into two separate public companies in 1993, Host Marriott (formerly known as Marriott Corporation) no longer owns the management business conducted by Marriott International, Inc., delete certain obsolete references to entities and agreements that are no longer in existence and update the Partnership Agreement to reflect the passage of time since the formation of the Partnership, and
(viii) an amendment to the Partnership Agreement to permit the General Partner, without the consent of the Limited Partners, to make any amendment to the Partnership Agreement as is necessary to clarify or update the provisions thereof so long as such amendment does not adversely affect the rights of Unitholders under the Partnership Agreement in any material respect.


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

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



August 28, 1997               By: /s/ Patricia K. Brady
---------------                   -------------------------------------------
                                  Patricia K. Brady
                                  Vice President and Chief Accounting Officer