Form 10-Q
period 1997-09-12
DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
filed 1997-10-27
CIK 832345

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


             x   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter ended September 12, 1997

                                       OR

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           Commission File No. 0-16777



                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           Delaware                                      52-150 8601
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                               10400 Fernwood Road
                               Bethesda, Maryland
                                      20817
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (301) 380-2070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No (Not Applicable). On August 25, 1992, the Registrant filed an application for relief from the reporting requirement of the Securities Exchange Act of 1934 pursuant to
Section 12(h) thereof. Because of the pendency of such application, the Registrant was not required to, and did not, make any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989, until the application was voluntarily withdrawn on August 29, 1997.


================================================================================

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
===============================================================================

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

Condensed Statement of Operations
 Twelve and Thirty-Six Weeks Ended September 12, 1997 and September 6, 1996...1

Condensed Balance Sheet
 September 12, 1997 and December 31, 1996.....................................2

Condensed Statement of Cash Flows
 Thirty-Six Weeks ended September 12, 1997 and September 6, 1996..............3

Notes to Condensed Financial Statements.......................................4

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................6


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................10

Item 4. Submission of Matters to a Vote of Security Holders..................10

Item 5. Other Information....................................................10

Item 6. Exhibits and Reports on Form 8-K.....................................10

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                          Twelve Weeks Ended                Thirty-Six Weeks Ended
                                                   September 12,      September 6,       September 12,    September 6,
                                                       1997               1996               1997                1996
                                                 ----------------    --------------    -----------------   ---------------
INCOME
 Rentals
  Hotel.....................................     $    5,357          $   4,818         $     17,845        $    15,608
  Airline equipment.........................             --                 --                   --              1,248
 Other  ....................................            190                336                  403                788
                                                 ----------------    --------------    -----------------   --------------

                                                      5,547              5,154               18,248             17,644
                                                      ------          ---------            ----------          ---------

EXPENSES
 Interest....................................         3,357              3,636               10,127              9,718
 Depreciation and amortization...............         1,785              1,683                5,353              5,051
 Property taxes..............................           490                515                1,467              1,391
 Partnership administration and other........            57                 55                  244                287
                                                 ----------------    --------------    -----------------   --------------

                                                      5,689              5,889               17,191             16,447
                                                      ------            ---------          ----------          ---------

NET (LOSS) INCOME ...........................    $     (142)         $    (735)        $      1,057        $     1,197
                                                 ================    ==============    =================   ==============

ALLOCATION OF NET (LOSS) INCOME
 General Partners............................    $       (1)         $      (7)        $         11        $        12
 Limited Partners............................          (141)              (728)               1,046              1,185
                                                  ---------------    --------------    -----------------   --------------
                                                 $     (142)         $    (735)        $      1,057        $     1,197
                                                       =====            =========           ==========         =========

NET (LOSS) INCOME PER LIMITED
 PARTNER UNIT (900 Units)....................    $     (157)         $    (809)        $      1,162        $     1,317
                                                 ================    ==============    =================   ==============










                  See Notes to Condensed Financial Statements.


                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)


                                                         September 12,                    December 31,
                                                             1997                            1996
                                                       ---------------                    -------------
                                                         (Unaudited)

                                     ASSETS

Property and equipment, net..........................    $   152,142                   $   155,441
Rent receivable from hotel lessee....................             --                             8
Other assets.........................................          3,483                         3,678
Restricted cash......................................          9,428                            --
Cash and cash equivalents............................          5,888                         5,755
                                                          --------------                ---------------

                                                         $   170,941                   $   164,882
                                                          ==============                ===============


                        LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
  Mortgage debt......................................    $   160,000                   $   160,000
  Additional rental paid by hotel lessee.............         27,019                        25,013
  Due to Marriott International, Inc. and affiliates.          3,161                         1,022
  Deferred hotel rental income.......................          1,007                            --
  Accounts payable and accrued expenses..............            334                           484
                                                          --------------                ---------------

    Total Liabilities................................        191,521                       186,519
                                                          --------------                ---------------

PARTNERS' DEFICIT
  General Partner....................................            (80)                          (91)
  Limited Partners...................................        (20,500)                       (21,546)
                                                          --------------                ---------------

    Total Partners' Deficit..........................        (20,580)                       (21,637)
                                                          --------------                ---------------

                                                         $   170,941                   $   164,882
                                                          ==============                ===============









                  See Notes to Condensed Financial Statements.


                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                               Thirty-Six Weeks Ended
                                                                                          September 12,       September 6,
                                                                                              1997                1996
                                                                                        ----------------    ----------

OPERATING ACTIVITIES
 Net income...........................................................................  $     1,057         $    1,197
 Noncash items........................................................................        6,007              3,856
 Changes in operating accounts........................................................        3,904              3,418
                                                                                        ----------------    ---------------

   Cash provided by operating activities..............................................       10,968              8,471
                                                                                        ----------------    ---------------

INVESTING ACTIVITIES
 Additions to property and equipment, net.............................................       (2,054)            (9,084)
 Change in property improvement fund..................................................         (352)             4,037
 Proceeds from the airline equipment lease............................................           --              2,509
                                                                                        ----------------    ---------------

   Cash used in investing activities.................................................        (2,406)            (2,538)
                                                                                        ----------------    ---------------

FINANCING ACTIVITIES
 Change in restricted cash............................................................       (9,428)                --
 Additional rental paid by hotel lessee...............................................        2,006              2,986
 Repayment of note payable to Marriott International, Inc.............................         (900)                --
 Payment of refinancing costs.........................................................         (107)                --
 Advances from Marriott International, Inc. and affiliates............................           --              1,700
 Capital distributions to partners....................................................           --             (1,547)
                                                                                        ----------------    ---------------

   Cash (used in) provided by financing activities...................................        (8,429)             3,139
                                                                                        ----------------    ---------------

INCREASE IN CASH AND CASH EQUIVALENTS................................................           133              9,072

CASH AND CASH EQUIVALENTS at beginning of period.....................................         5,755             10,213
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period...........................................   $     5,888    $        19,285
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest..............................................................   $     9,574    $        11,444
                                                                                        ================    ===============






                  See Notes to Condensed Financial Statements.

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying condensed financial statements have been prepared by the Desert Springs Marriott Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1996. In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 12, 1997, and the results of operations for the twelve and thirty-six weeks ended September 12, 1997 and September 6, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

3. The following is a summary of Hotel Operating Profit, as defined in the Hotel lease agreement, for the twelve and thirty-six weeks ended (in thousands):

                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 12,      September 6,      September 12,     September 6,
                                                           1997               1996              1997              1996
                                                      -------------      --------------     -------------     -------------


REVENUES
 Rooms........................................        $   4,747          $   4,270          $   27,812         $   25,707
 Food and beverage............................            5,156              5,043              28,143             26,062
 Other........................................            3,171              2,641              16,494             15,369
                                                      --------------     --------------    --------------    --------------
                                                         13,074             11,954              72,449             67,138
                                                      --------------     --------------    --------------    --------------
DEDUCTIONS
 Departmental direct costs
  Rooms.......................................            1,786              1,726               6,320              5,853
  Food and beverage...........................            4,594              4,459              18,960             17,795
 Other operating expenses.....................            6,666              6,229              22,431             21,449
                                                      --------------     --------------    --------------    --------------
                                                         13,046             12,414              47,711             45,097
                                                      --------------     --------------    --------------    --------------

OPERATING PROFIT (LOSS).......................        $      28          $    (460)         $   24,738         $   22,041
                                                      ==============     ==============    ==============    ==============

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

4. Pursuant to an agreement reached with Marriott International, Inc. ("MII") for fiscal year 1997, the Owner's Priority, as defined in the Hotel Operating Lease, has been increased to $20.5 million. As further explained in the Mortgage Debt portion of Item 2, MII will be entitled to an incentive payment limited only to the next $2.0 million of Operating Profit, as defined (the "Incentive Payment"). Any Additional Operating Profit in excess of $22.5 million, will be remitted entirely to the Partnership as Additional Rent. As of September 12, 1997, a $1.5 million liability to MII is included in Due to MII and Affiliates in the accompanying Condensed Balance Sheet. This liability represents a pro-rated portion of the Incentive Payment owed by the Partnership to MII as of September 12, 1997. In connection with and concurrently with the consummation of the long-term financing in 1997 (discussed below in Note 5), MII agreed to waive any and all claims to Additional Rental that have accrued prior to the consummation of such loan.

5. Subsequent to quarter end, on September 26, 1997 the General Partner received affirmative consents from a majority of the Limited Partner units approving a new loan structure and certain amendments to the Amended and Restated Agreement of Limited Partnership. The new loan structure will involve a loan from Goldman Sachs Mortgage Company ("GSMC") consisting of a senior loan to a newly formed wholly-owned bankruptcy remote subsidiary of the Partnership ( that will own the Hotel. The senior loan will be secured by a first mortgage lien on the Hotel, in a principal amount up to $103 million (with the final amount to be determined based upon the net cash flow at the Hotel and prevailing interest rates) (the "Senior Loan"). The Senior Loan will bear interest at a fixed rate equal to the yield on 12-year U.S. Treasury Securities plus 1.9 percentage points and amortize over a 25 year schedule. The junior portion of the refinancing will consist of two tranches of debt. These include a subordinate tranche of debt from GSMC to the Partnership in the principal amount of $20 million (the "Mezzanine Loan") secured by the Partnership's direct and indirect ownership interests in the New Sub and a subordinate junior tranche to the Partnership in the amount of $59.7 million (the "HM Junior Loan") from DSM Finance LLC, a single member Maryland limited liability company of which the General Partner is the sole member. The Mezzanine Loan will bear interest at a fixed rate equal to the yield on 12-year U.S. Treasury securities plus 4.5 percentage points and amortize over 12.5 years. The HM Junior Loan will bear interest at 13%, for a term of 30 years with no amortization of principal for the first 12.5 years with a 17.5 year amortization schedule , thereafter.

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

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded primarily through loan agreements with independent financial institutions. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from rent received from the Hotel lessee. Its principal uses of cash are to fund the property improvement fund, fund required lender debt service reserves, pay interest on mortgage debt and cash distributions to the partners. Cash provided by operations for the thirty-six weeks ended September 12, 1997 and September 6, 1996, was $11.0 million and $8.5 million, respectively. This increase is primarily due to improved operations.

Cash used in investing activities for the thirty-six weeks ended September 12, 1997 and September 6, 1996, was $2.4 million and $2.5 million, respectively. Cash used in investing activities for the thirty-six weeks ended September 12, 1997 includes capital expenditures of $2.0 million, related to various maintenance and repair projects at the Hotel. Cash used in investing activities for the thirty-six weeks ended September 6, 1996, included capital expenditures of $9.1 million used primarily for the Hotel rooms refurbishment project which was completed in September, 1996. The property improvement fund decreased $4.0 million for the same period as a result of the rooms refurbishment project. Proceeds from the airline equipment lease was $2.5 million for the thirty-six weeks ended September 6, 1996. On April 24, 1996, TWA exercised its early termination option under the airline equipment lease.

Cash used in financing activities for the thirty-six weeks ended September 12, 1997 was $8.4 million which primarily related to $9.4 million which was deposited into a debt service reserve account for future debt service, repayment of a note payable to Marriott International, Inc. of $900,000 offset by $2.0 million of additional rental paid by the Hotel lessee. As discussed below, no cash distributions were made in 1997 because all excess cash from Hotel operations was required to be held in a debt service reserve with the lender.

The General Partner believes that cash from Hotel operations and the property improvement fund will provide adequate funds in the short-term and long-term to meet the operational and capital needs of the Partnership.

Financing

Mortgage Debt

The Partnership secured interim financing for its $168 million mortgage debt on December 23, 1996 (the "Bridge Loan"). The Partnership utilized $8.2 million of its refinancing reserve to reduce the mortgage loan balance to $160 million. The Bridge Loan bears interest at LIBOR plus 2.75 percentage points. The weighted average interest rate for the twelve weeks ended September 12, 1997 was 8.4% compared to 9.2% for the twelve weeks ended September 6, 1996 resulting in an 8% decrease in interest expense of $279,000. The weighted average interest rate for the thirty-six weeks ended September 12, 1997 was 8.4% compared to 8.2% for the thirty-six weeks ended September 6, 1996 resulting in an 4% increase in interest expense of $409,000. The interest rate at September 12, 1997 was 8.4%. There will be no cash distributions from operations during the term of the Bridge Loan as all excess cash from Hotel operations, if any, are held in a debt service reserve with the lender for future debt service or to reduce the outstanding principal balance upon maturity on October 31, 1997. The debt service reserve balance as of September 12, 1997 is $9,428,000. For the twelve weeks ending September 12, 1997, $1.6 million of the debt service reserve was used to pay interest expense.

Subsequent to quarter end, on September 26, 1997 the General Partner received affirmative consents from a majority of the limited partner units approving a new loan structure and certain amendments to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), ("Amendments") to continue refinancing negotiations of the Bridge Loan ("Amendments"). The required Amendments to the Partnership Agreement are described in Item 4 (Submission of Matters to a Vote of Security Holders).

As a result of the consent, the General Partner is proceeding with the refinancing of the Bridge Loan. The new loan will involve a loan from Goldman Sachs Mortgage Company ("GSMC") consisting of a senior loan to a newly formed wholly-owned bankruptcy remote subsidiary of the Partnership ( the "New Sub") that would own the Hotel. The senior loan would be secured by a first mortgage lien on the Hotel, in a principal amount up to $103 million (with the final amount to be determined based upon the net cash flow at the Hotel and prevailing interest rates) ( the "Senior Loan"). The junior portion of the refinancing would consist of two tranches of debt. These include a subordinate tranche of debt from GSMC to the Partnership in the principal amount of $20 million (the "Mezzanine Loan") secured by the Partnership's direct and indirect ownership interests in the New Sub and a subordinate junior tranche to the Partnership in the amount of $59.7 million (the "HM Junior Loan") from DSM Finance LLC ( the "Junior Lender"), a single member Maryland limited liability company of which the General Partner is the sole member.

The Senior Loan would bear interest at a fixed rate equal to the yield on 12-year U.S. Treasury securities plus 1.9 percentage points currently estimated to be 13.2%, based on the average rate for 12-year U.S. Treasury securities during the first six months of 1997, and would amortize over a 25-year schedule. After 12.5 years, if the Senior Loan has not been repaid, the interest rate would increase by 2.0 percentage points above the greater of the interest rate at closing or the then current yield on a 12-year U.S. Treasury Securities and all revenues in excess of the debt service payments on the Senior Loan and payments for certain reserve accounts, capital expenditures and Partnership administrative expenses would be applied to amortize the principal balance of the Senior Loan.

The terms of the Senior Loan contemplate that, consistent with applicable rating agency requirements, the Hotel will be contributed to the New Sub in exchange for 100% of the direct and indirect interests in the New Sub. An amendment to the Partnership Agreement, approved with the consent solicitation, now permits such a contribution.

The Mezzanine Loan of approximately $20 million of debt from GSMC to the Partnership would bear interest at a fixed rate equal to the yield on 12-year U.S. Treasury securities plus 4.5 percentage points currently estimated to be 11.2%, based on the average rate for 12-year U.S. Treasury securities during the first six months of 1997, and amortizing over 12.5 years. The HM Junior Loan would be in the principal amount of $59.7 million from the Junior Lender to the Partnership and if consented to by the lender of the Mezzanine Loan would be secured by a subordinate lien on the Partnership's direct and indirect ownership interests in the New Sub, and would bear interest at a rate of 13%. The HM Junior Loan would be for a term of 30 years with no amortization of principal for the first 12.5 years with a 17.5 year amortization schedule, thereafter. To the extent that the Partnership's cash flow remaining after payment of the interest and principal payments due on the Senior Loan and the Mezzanine Loan is insufficient to pay interest on the HM Junior Loan, interest on the HM Junior Loan would be deferred and would accrue and compound and be payable from future cash flow. Based on recent operating performance and cash flows of the Partnership, the General Partner believes that it is reasonably likely that the Partnership will generate sufficient cash flow to allow for debt service on the HM Junior Loan.

The HM Junior Loan also entitles the Junior Lender to receive 30% of any "excess cash flow" available annually, plus 30% of any net capital/residual proceeds after full repayment of the Senior Loan, the Mezzanine Loan and the HM Junior Loan. This 30% participation will reduce the amount of "excess cash flow" available to the Partnership for distribution or other uses (such as capital expenditures or a reserve for future refinancing costs) in accordance with the Partnership Agreement.

The approved Amendments also allow the Partnership to reorganize the ownership structure of the Hotel to provide additional tiers of structured financing. GSMC has indicated that it would prefer a structured financing whereby (i) the New Sub would own the Hotel and would be the Debtor on the Senior Loan, (ii) a new bankruptcy remote subsidiary of the Partnership (the "Tier 2 Sub") would be formed to own the New Sub and be the debtor on the Mezzanine Loan, and (iii) the Partnership would own the Tier 2 Sub (and indirectly own the New Sub and the Hotel) and would be the debtor on the HM Junior Loan. As of the date of this filing, no determination has been made as to whether a tiered subsidiary structure would be utilized. However, under the proposed terms of the Mezzanine Loan, the interest rate would be increased by one percentage point if a tiered subsidiary structure has not been implemented on or before March 31, 1998. The effect to the Limited Partners would be the same under either structure. As a result of these Amendments, the General Partner will be able to create a new wholly owned subsidiary such as the Tier 2 Sub to provide for the current or future restructuring of the Partnership's mortgage debt.

In connection with the refinancing, the General Partner also has negotiated with Marriott Hotel Services, Inc., which is the operating tenant of the Hotel (the "Operating Tenant"), to amend the operating lease for the Hotel (the "Operating Lease") in certain respects for the Partnership's fiscal year 1997 and to convert the Operating Lease thereafter to a management agreement (the "Management Agreement") on substantially the same economic terms as the Operating Lease, with certain exceptions noted below. Upon such conversion, the Operating Tenant would become the manager of the Hotel (the "Manager"). The Management Agreement would become effective only in the event the Bridge Loan is refinanced. Under the terms of the original Operating Lease, the first $20 million of operating profit, as defined, was payable to the Partnership as the owner's priority, the next $5 million of operating profit was payable to the Operating Tenant. The Operating Lease has been amended for 1997 to provide that the first $20.5 million of operating profit is payable to the Partnership as owner's priority, the next $2.0 million of operating profit is payable to the Operating Tenant, and any operating profit in excess of $22.5 million is payable 100% to the Partnership. For years after 1997, the Management Agreement would provide that the first $21.5 million of the operating profit would be retained by the Partnership as an owner's priority, the next $1.8 million of operating profit would be paid to the Manager, and any operating profit in excess of $23.3 million would be divided 75% to the Partnership and 25% to the Manager. Other changes to the Management Agreement may be required in connection with refinancing the Bridge Loan. In connection with the conversion of the Operating Lease to the Management Agreement, the Operating Tenant has agreed to waive its right to the deferred fees owed pursuant to the Operating Lease, approximately $27 million as of September 12, 1997. The Operating Tenant is a subsidiary of MII.

Due to  Marriott International, Inc.

The Hotel's $9.1 million rooms refurbishment project was completed in September, 1996. The refurbishment was financed by the Hotel's property improvement fund and a $1.7 million short-term loan from MII. The loan was fully repaid from the property improvement fund in the first quarter of 1997.

RESULTS OF OPERATIONS

The operating results of Marriott's Desert Springs Resort and Spa are seasonal and the first and second quarter results are generally higher than the third and fourth quarter results. For quarterly reporting purposes, the Partnership recognizes estimated annual Hotel rental income on a straight-line basis throughout the year. Each quarter, the estimated annual Hotel rental income is revised to more accurately forecast full year results. Based on current forecasts, 1997 full-year Hotel operations are expected to improve over 1996 due to a continued strong transient leisure market which allows greater rate flexibility. As a result, Hotel rental income for 1997 third quarter improved 11% over prior year's results from $4,818,000 to $5,357,000.

For the third quarter, Hotel operating results (hotel revenue net of hotel operating expenses) increased by approximately $488,000 when compared to the same period in 1996 due to increased rooms, spa, and golf sales. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP measure of revenue). REVPAR does not include food and beverage or other ancillary revenues generated by the Hotel. For the third quarter, REVPAR increased 12% over the same period in 1996 to $64 due to a 9% increase in the average room rate to approximately $105 and a 1.7 percentage point increase in average occupancy to approximately 61%. Room sales increased 11% from $4,270,000 to $4,747,000 in the third quarter as a result of an increase in demand in the transient leisure market. Transient room sales increased 24% from $2,130,000 to $2,640,000 in the third quarter. Spa and golf sales increased 20% from $1,480,000 to $1,783,000 during third quarter as a result of the Hotel's implementation of a successful spa and golf package marketing campaign.

On a year-to-date basis, operating results increased 12% over the same period of the prior year due primarily to revenue increases in rooms, food and beverage, and golf. For the year, REVPAR increased 8% over the same period of the prior year to $125 due primarily to a 6% increase in the average room rate to approximately $172 and a 1.6 percentage point increase in average occupancy to approximately 73%. Room sales and profit increased 8% due to strong demand in the leisure transient segment. Transient business increased by 5,042 roomnights from 53,000 to 58,000 or 9% over last year. Food and beverage sales increased 8% from $26,062,000 to $28,143,000 and golf sales increased 9% from $6,249,000 to
$6,805,000 over the same period in 1996.

On April 24, 1996, TWA exercised its early termination option under the airline equipment lease and paid the rent due on that date of $847,000 along with the termination value of $780,000 plus the $1 purchase option. $1.2 million was generated by the equipment lease in 1996.

Other Income. For the thirty-six weeks ended September 12, 1997, other income decreased 49% or $385,000 from $788,000 to $403,000. Interest income on the Partnership's operating cash account and debt service reserve account decreased $243,000 from $602,000 to $359,000 or 40% from last year primarily due to the decrease in the Partnership's operating cash balance resulting from the $8.2 million paydown of the mortgage loan. Interest income on the Partnership's property improvement fund decreased $143,000 from $186,000 to $44,000 or 77% below last year due primarily to the Hotel's utilizing funds for the $9.1 million rooms refurbishment project which was completed in September, 1996. For the third quarter, other income decreased 43% from $336,000 to $190,000.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners in 1996 or in prior years. The Partnership initiated a Consent Solicitation Statement on August 29, 1997. Pursuant to the Consent Solicitation Statement, the General Partner asked Limited Partners to consider and vote upon (i) incurrence of the HM Junior Loan,
(ii) an amendment to the Partnership Agreement to authorize the General Partner to form or organize one or more subsidiaries of the Partnership, to contribute assets of the Partnership to any such subsidiary in exchange for the equity interests in such subsidiary, and to delegate its authority to manage any such subsidiary to a governing entity or other body in order to effect a structured refinancing such as the proposed refinancing structures (iii) an amendment to the Partnership Agreement to amend the definition of "Affiliate" to make clear that a publicly-traded entity will not be deemed an affiliate of the General Partner or any of its Affiliates unless a person or group of persons directly or indirectly owns twenty percent or more of the outstanding common stock of both the General Partner and such other entity, (iv) an amendment to the Partnership Agreement to revise the provisions relating to the authority of the General Partner to permit the General Partner, without obtaining the consent of the Limited Partners, to sell or otherwise transfer the Hotel to an independent third party, (v) an amendment to the Partnership Agreeement that would allow the General Partner to incur indebtedness in order to capitalize the Junior Lender (which will make the HM Junior Loan to the Partnership), (vi) amendments to the Partnership Agreement to revise the provisions limiting the voting rights of the General Partner and its Affiliates to permit the General Partner and its Affiliates to have full voting rights with respect to all Units acquired by the General Partner and its Affiliates except on matters where the General Partner and its Affiliates have an actual economic interest other than as a Unitholder or general partner, (vii) amendments to the Partnership Agreement to amend certain terms and sections of the Partnership Agreement in order to reflect the fact that after the division of Marriott Corporation's operations into two separate public companies in 1993, Host Marriott (formerly known as Marriott Corporation) no longer owns the management business conducted by Marriott International, Inc., delete certain obsolete references to entities and agreements that are no longer in existence and update the Partnership Agreement to reflect the passage of time since the formation of the Partnership, and
(viii) an amendment to the Partnership Agreement to permit the General Partner, without the consent of the Limited Partners, to make any amendment to the Partnership Agreement as is necessary to clarify or update the provisions thereof so long as such amendment does not adversely affect the rights of Unitholders under the Partnership Agreement in any material respect.

A majority of the limited partner units approved the incurrence of the HM Junior Loan and all of the amendments to the Partnership Agreement.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit #            Description


        3.2 Second Amended and Restated Agreement of Limited Partnership of Desert Springs Marriott Limited Partnership dated as of September 26, 1997, by and among Marriott Desert Springs Corporation, a Delaware corporation, as General Partner, and those Persons who have been admitted as limited partners of the Partnership in accordance with the provisions of the Amended and Restated Agreement of Limited partnership of Desert Springs Marriott Limited
                          Partnership (the "Partnership") dated as of April 24, 1997 (the "Original Agreement") or this Agreement and are identified in the books and records of the Partnership as the Limited Partners.

(b)  Reports on Form 8-k

     None.

(c)  EXHIBITS

                                                        Exhibit 3.2

                           SECOND AMENDED AND RESTATED
                       AGREEMENT OF LIMITED PARTNERSHIP OF
                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP

         This Second Amended and Restated Agreement of Limited Partnership, dated as of September 26, 1997 is made and entered into by and among Marriott Desert Springs Corporation, a Delaware corporation, as general partner (the "General Partner"), and those Persons who have been admitted as limited partners of the Partnership in accordance with the provisions of the Amended and Restated Agreement of Limited Partnership of Desert Springs Marriott Limited Partnership (the "Partnership") dated as of April 24, 1987 (the "Original Agreement") or this Agreement and are identified in the books and records of the Partnership as the Limited Partners.

         The Partnership was formed pursuant to a Certificate of Limited Partnership filed with the Office of the Secretary of State of the State of Delaware on February 26, 1987. On April 27, 1987, the General Partner, Christopher G. Townsend, as initial limited partner, and the Limited Partners who purchased units of limited partnership interest (the "Units") in the Partnership in the private placement effected pursuant to a Private Placement Memorandum dated March 20, 1987 entered into the Original Agreement. The Partners are adopting this Second Amended and Restated Agreement of Limited Partnership in order to effect certain amendments to the Original Agreement approved by the General Partner and the Limited Partners.

         In consideration of the mutual agreements made herein, the parties hereby agree to continue the Partnership as a limited partnership under the Act as follows:


                                   ARTICLE ONE
                                  DEFINED TERMS

         SECTION 1.01. The defined terms used in this Agreement shall, unless the context otherwise requires, have the respective meanings specified in this
Section 1.01.

         "Accounting Period" means the four week accounting periods having the same beginning and ending dates as the General Partner's four week accounting periods, except that an Accounting Period may occasionally contain up to five weeks when necessary to conform the accounting system to the calendar year.

         "Act" means the Delaware Revised Uniform Limited Partnership Act (6 Del. c.ss. 17-101, et seq.), as amended from time to time.

         "Adjustments" means the after-tax present values to the General Partner and the Limited Partners of the Affected Items, as determined by the Expert.

         "Affected Items" means those items of tax benefits that, because of the Proposed Regulations, are lost by the Limited Partners or are received by the General Partner.

         "Affected Year" means any Fiscal Year of the Partnership in which there are Affected Items.

         "Affiliate," "Affiliates" or "Affiliated Person" means, when used with reference to a specified Person, (i) any Person that directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the specified Person, (ii) any Person that is an officer of, partner in or trustee of, or serves in a similar capacity with respect to, the specified Person or of which the specified Person is an officer, partner or trustee, or with respect to which the specified Person serves in a similar capacity, (iii) any Person that, directly or indirectly, is the beneficial owner of 10% or more of any class of equity securities of the specified Person or of which the specified Person is directly or indirectly the owner of 10% or more of any class of equity securities, and (iv) any relative or spouse of the specified Person who makes his or her home with that of the specified Person. Affiliate or Affiliated Person of the Partnership or the General Partner does not include a Person who is a partner of, or in a partnership or joint venture with, the Partnership or any other Affiliated Person, if such Person is not otherwise an Affiliate or Affiliated Person of the Partnership or the General Partner. Notwithstanding the foregoing, no corporation whose common stock is listed on a national securities exchange or authorized for inclusion on the NASDAQ National Market, or any subsidiary thereof, shall be an "Affiliate" of the General Partner or any Affiliate thereof unless a Person (or Persons if such Persons would be treated as part of the same group for purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934) directly or indirectly owns twenty percent (20%) or more of the outstanding common stock of the General Partner and such other corporation.

         "Agreement" means this Second Amended and Restated Agreement of Limited Partnership, as originally executed and as hereafter amended or modified from time to time.

         "Capital Account" or "Capital Accounts" means, with respect to a Partner, the account maintained for such Partner which is determined and maintained in a manner which the General Partner determines is in accordance with section 1.704-1(b)(2)(iv) of the Treasury Regulations, as amended.

         "Capital Contribution" or "Capital Contributions" means, with respect to any Partner, the total amount of money (and the agreed value of any property contributed to the Partnership by the General Partner) contributed and agreed to be contributed to the Partnership (prior to the deduction of any selling commissions or expenses) by such Partner; provided, however, that as and to the extent any placement agent retained by the General Partner to assist in the private placement of the Units foregoes any portion of its fees or selling commission with a consequent reduction in the offering price of any Units so placed or as and to the extent any Limited Partner receives a discount of $12,285 per Unit as a result his making a payment of $87,715 per Unit in cash ($77,715 per Unit if purchased in cash by the General Partner, its Affiliates, or officers, directors or employees of the General Partner or its Affiliates, or by the Placement Agents) upon execution of the subscription documents as full payment of his Capital Contribution, the Limited Partners purchasing any such Units shall nevertheless be deemed to have contributed to the Partnership the full amount of the offering price without deduction on account of such reduced purchase price.

         "Capital Receipts" means Sale Proceeds and/or Refinancing Proceeds.

         "Cash Available for Distribution" means, with respect to any fiscal period, the cash revenues of the Partnership from all sources during such fiscal period other than Capital Receipts less (i) all cash expenditures of the Partnership during such fiscal period, including, without limitation, repayment of all Partnership indebtedness to the extent required to be paid, but not including expenditures of Capital Receipts plus any fees for management services and administrative expenses and (ii) such reserves as may be determined by the General Partner, in its sole discretion, to be necessary to provide for the foreseeable needs of the Partnership.

         "Code" means the Internal Revenue Code of 1986, as amended (or any corresponding provision or provisions of succeeding law).

         "Consent" means either (a) the approval given by vote at a meeting called and held in accordance with the provisions of Section 10.01, or (b) a prior written approval required or permitted to be given pursuant to this Agreement or the act granting such approval, as the context may require. Unless otherwise specified, Consent of the Limited Partners shall mean Consent of a majority in interest of the Limited Partners.

         "Cumulative Capital" means, with respect to any Partner, the amount of Capital Contributions actually contributed to the Partnership as of the date in question (prior to the deduction of any selling commissions or expenses) by such Partner; provided, however, that as and to the extent any placement agent retained by the General Partner to assist in the private placement of the Units foregoes any portion of its fees or selling commission with a consequent reduction in the offering price of any Units so placed or as and to the extent any Limited Partner receives a discount of $12,285 per Unit as a result of his paying $87,715 per Unit in cash ($77,715 if purchased in cash by the General Partner, its Affiliates, or officers, directors and employees of the General Partner or its Affiliates, or by the Placement Agents) upon execution of the subscription documents as full payment of the purchase price for such Unit the Limited Partners purchasing any such Unit shall nevertheless be deemed to have contributed to the Partnership the full amount of the offering price without deduction on account of such reduced purchase price, provided, further that at the time of any calculation of Cumulative Capital, there shall only be credited to the Cumulative Capital of a Limited Partner an amount per Unit not in excess of the amount of Capital Contribution required to be paid by Limited Partners who pay for their Units in installments.

         "Debt Service Guarantees" means the guarantees by Marriott and the General Partner in an amount not exceeding $21,875,000 of interest and principal payments owing by the Partnership under the Mortgage Debt.

         "Defaulting Limited Partner" means a Limited Partner who fails to pay all or any portion of any installment of his Capital Contribution for a period of 20 days after the date such installment was due.

         "Defaulting  Limited  Partner  Allocation"  means  allocations  of  Net
Losses, Net Profits, Gains, Losses, and tax credits to a Defaulting Limited Partner.

         "Default Notice" means the notice given by the General Partner to the Partnership of its desire to purchase all or a portion of a Defaulting Limited Partner's Interest in the Partnership.

         "Designated Person" means the General Partner.

         "Expert" means that independent expert retained by the General Partner who will determine the respective after-tax present values to the General Partner and the Limited Partners of the Affected Items.

         "FF&E" means (i) furniture,  fixtures and furnishings and equipment and
(ii) routine repairs and maintenance undertaken subsequent to the opening date of the Hotel, the cost of which would not be expensed under generally accepted accounting principles.

         "Fiscal Quarter" means, for the respective  fiscal periods in any year,
(i) the period beginning on January 1, and having the same ending date as the General Partner's 12-week fiscal first quarter, (ii) the same period of time as the General Partner's second fiscal quarter, (iii) the same period of time as the General Partner's third fiscal quarter, and (iv) the period from the end of the General Partner's third fiscal quarter through December 31 in such Fiscal Year.

         "Fiscal Year" means the fiscal year of the Partnership as established in Section 9.02.

         "Foreclosure Guarantee" means the guarantee of the General Partner in an amount not exceeding $50 million of principal upon a foreclosure of the Hotel.

         "Gain" or "Gains" means the gain or gains recognized by the Partnership for Federal income tax purposes upon the sale or disposition of Partnership property (other than the routine sale of used FF&E being replaced at the Hotel).

         "General Partner" means Marriott Desert Springs Corporation, a Delaware corporation and wholly owned subsidiary of Host, in its capacity as general partner of the Partnership and its permitted successors or assigns.

         "Host" means Host Marriott Corporation, a Delaware corporation.

         "Hotel" means Marriott's Desert Springs Resort and Spa in Palm Desert, California and the land on which the hotel and a golf course is located.

         "Hotel Operating Lease" means that certain agreement with the Operating Tenant, executed as of the closing of the offering pursuant to the Private Placement Memorandum, whereby the Operating Tenant leases the Hotel and subleases a golf course from the Partnership.

         "Interest" means the entire interest of a Partner in the Partnership at any particular time, including the right of such Partner to any and all benefits to which a Partner may be entitled as provided in this Agreement, together with the obligations of such Partner to comply with all the terms and provisions of this Agreement.

         "Interested Transaction" means any matter in which the General Partner or its Affiliates has an actual economic interest, other than an interest solely as a result of its or an Affiliate's ownership of Units or a general partner interest or as a result of its or an Affiliate's (and any group of which it is a part for purposes of Section 13(d) or 13(g) of the Securities Exchange Act of
1934) direct or indirect ownership of less than twenty percent (20%) of the outstanding common stock of both the General Partner and a corporation whose common stock is listed on a national securities exchange or authorized for inclusion in the NASDAQ National Market, or any subsidiary thereof.

         "Invested Capital" means the excess, if any, of Cumulative Capital of a Partner over cumulative distributions to him of Capital Receipts.

         "Investor List" means that list, required by the Tax Reform Act of 1984, as amended, identifying Persons to whom Interests in the Partnership were sold, such Persons' addresses and taxpayer identification numbers, the dates on which the Interests were acquired and the name and tax shelter registration number of the Partnership.

         "IRS" means the Internal Revenue Service.

         "Limited Partner" means any Person admitted to the Partnership pursuant to Section 3.03 including any Substituted Limited Partner.

         "Loss" or "Losses" means the loss or losses recognized by the Partnership for Federal income tax purposes upon the sale or disposition of Partnership property other than the routine sale of used FF&E being replaced at the Hotel.

         "Minimum Gain" means the Gain that would be recognized by the Partnership, if property of the Partnership which is secured by a nonrecourse debt, were foreclosed upon and such property were transferred to the creditor in satisfaction thereof.

         "Mortgage Debt" means the loan provided to the Partnership by The First National Bank of Chicago and any other commercial banks in the principal amount of $175 million.
         "Net Profits" or "Net Losses" means, for any period, the net profits or net losses of the Partnership for Federal income tax purposes during such period as determined under section 702 of the Code, including gain or loss on the routine sale of used FF&E not in connection with the sale of a Hotel, and from the sale or other disposition of Equipment except in connection with a sale or other disposition of all or substantially all the assets of the Partnership, and excluding Gains and Losses and items specially allocated under Sections 4.05, 4.11, 4.13 and 4.14.

         "Note" or "Notes" means the promissory note or notes given to the Partnership by the Limited Partners pursuant to Section 3.05.

         "Notification" means a written notice, containing the information required by this Agreement to be communicated to any Person, sent by registered, certified or regular mail to such Person; provided, however, that any communication containing such information sent to such Person and actually received by such Person shall constitute Notification for all purposes of this Agreement.

         "Operating Tenant" means Marriott Hotel Services, Inc., a Delaware corporation and wholly owned subsidiary of Marriott International Inc., as lessee and operator of the Hotel.

         "Original Limited Partner" means any Limited Partner who acquired Units in the initial offering of Units pursuant to the Private Placement Memorandum.

         "Partners" means, collectively, the Limited Partners as constituted from time to time and the General Partner.

         "Partnership" means the limited partnership formed under the Act and continued pursuant to this Agreement by the parties hereto, as said Partnership may from time to time be constituted.

         "Partnership Debt" means any indebtedness for borrowed money incurred by the Partnership.

         "Person" means any individual, partnership, limited liability company, corporation, trust or other legal entity.

         "Placement Agents" means Smith Barney, Harris Upham & Co. Incorporated and Mutual Benefit Financial Service Company.

         "Prime   Rate"  means  the  base  rate  of  interest   announced   from
time-to-time by Bankers Trust Company, New York, New York.

         "Private Placement Memorandum" means the Partnership's confidential private placement memorandum dated March 20, 1987, concerning the offering of the Units.

         "Proposed Regulations" means, for purposes of computing Affected Items, regulations proposed by the Department of the Treasury as directed by section 79 of the Tax Reform Act of 1984, as amended, or otherwise pursuant to section 704 or section 752 of the Code.

         "Purchase Debt" means a loan in the maximum amount of up to $56,442,000 borrowed by the Partnership from Marriott Corporation to finance, among other things, a portion of the purchase price of the Hotel.

         "Refinancing Proceeds" means the net proceeds from any refinancing or borrowing by the Partnership, the proceeds of which are applied to the repayment of previously incurred debt of the Partnership, or borrowed for distributions to the Partners including the proceeds of a sale and leaseback on which no taxable gain is recognized for Federal income tax purposes.

         "Sale Proceeds" means any net proceeds received by the Partnership from
(i) the exchange, condemnation, eminent domain taking, casualty, sale or other disposition of all or a portion of the Partnership's assets, or (ii) the liquidation of the Partnership's property in connection with a dissolution of the Partnership (in excess of the outstanding indebtedness and other liabilities of the Partnership). Sale Proceeds shall not include the proceeds from the routine sale of used FF&E not in connection with the disposition of the Hotel.

         "Substituted   Limited  Partner"  means  any  Person  admitted  to  the
Partnership as a Limited Partner pursuant to the provisions of Section 7.02 and who is listed as such in the books and records of the Partnership.

         "Tax-Exempt Entity" means an entity or person defined in section 168(h)(2) of the Code.

         "Tax Matters Partner" means the General Partner.

         "Total Partnership Distributions" means the total amount of cash and the fair market value of any property (net of any associated liabilities) distributed to the Partners pursuant to Sections 4.07 through 4.10.

         "Treasury  Regulations"  means  the  regulations   promulgated  by  the
Department of the Treasury as in effect as of the date of this Agreement.

         "Unit" means the Interest of a Limited Partner represented by a Capital Contribution of $100,000.


                                   ARTICLE TWO
              FORMATION, NAME, PLACE OF BUSINESS, PURPOSE AND TERM

         SECTION 2.01. Formation. The parties have formed and do hereby continue the Partnership pursuant to the provisions of the Act.

         SECTION 2.02. Names and Offices. The name of the Partnership is and shall be Desert Springs Marriott Limited Partnership. The principal offices of the Partnership shall be locatedat 10400 Fernwood Road, Bethesda, Maryland 20817 or at such other place or places as the General Partner may from time to time determine. The address of the registered office of the Partnership in the State of Delaware is at 1013 Centre Road, Wilmington, County of New Castle, Delaware 19805.

         SECTION 2.03. Purpose. The purpose of the Partnership is, without limitation, to directly or indirectly, (i) acquire, own, and then lease to, or enter into a management agreement with, an operator the Hotel and a golf course adjacent to the Hotel, (ii) lease a second golf course and sublease the course to an operator, (iii) sell or otherwise dispose of the Hotel, and (iv) to engage in any other activities related or incidental thereto as more fully set forth in
Section 5.01 hereof.

         SECTION 2.04. Term. The term of the Partnership shall continue in full force and effect from the date of the filing of the original Certificate of Limited Partnership until December 31, 2087, or until dissolution prior thereto pursuant to the provisions of Article Eight.

         SECTION 2.05. Agent for Service of Process. The name and address of the agent for service of process on the Partnership in the State of Delaware is The Prentice-Hall Corporation System, Inc., 1013 Centre Road, Wilmington, County of New Castle, Delaware 19805.

                                  ARTICLE THREE
                              PARTNERS AND CAPITAL

         SECTION 3.01. General Partner. The General Partner of the Partnership is and shall be Marriott Desert Springs Corporation, a Delaware Corporation and wholly-owned subsidiary of Host, having its principal executive offices at 10400 Fernwood Road, Bethesda, Maryland 20817.

        SECTION 3.02.  [Intentionally Omitted]

        SECTION 3.03. Limited Partners. The names and addresses of the Limited Partners, the amount of their agreed upon Capital Contributions and the number of Units held by them are set forth in the books and records of the Partnership and a Person shall be deemed to be admitted as a Limited Partner when the
General Partner has accepted such Person as a Limited Partner of the Partnership, the books and records reflect such Person as admitted to the Partnership as a Limited Partner and such Person has executed this Agreement.

         SECTION 3.04. Capital Contribution by the General Partner. The General Partner has made a Capital Contribution in the amount of $909,100 in cash.

         SECTION 3.05.  Capital Contributions by the Limited Partners

         A. The number of Units subscribed for by each Limited Partner is set forth in the subscription documents executed and delivered by such Limited Partner. Each Original Limited Partner's contribution in respect of the Units subscribed for was made (i) in cash and a fully recourse promissory note (the "Note") of such Limited Partner payable as set forth in Section 3.05B or (ii) in cash in the amount of $87,715 as full payment of the subscription price ($77,715 per Unit in cash if purchased by the General Partner, its Affiliates, or officers, directors or employees of the General Partner or its Affiliates, or by the Placement Agents). No Partner shall be paid interest on any Capital Contribution.

         B. The Original Limited Partners made Capital Contributions totaling up to $90 million for which each such Limited Partner subscribed in Units of $100,000 unless the General Partner in its sole discretion accepted subscriptions for less than a full Unit. For each Unit purchased, an Original Limited Partner made a Capital Contribution either by paying $87,715 per Unit in cash ($77,715 per Unit in cash if purchased by the General Partner, its Affiliates, or officers, directors or employees of the General Partner or its Affiliates, or the Placement Agents) on execution of the subscription documents as full payment of the subscription price or $100,000 in the following installments: (i) a first installment in the amount of $25,000 payable on execution of the subscription documents; (ii) a second installment in the amount of $30,000 payable on June 15, 1988; (iii) a third installment in the amount of $25,000 payable on June 15, 1989; and (iv) a fourth installment in the amount of $20,000 payable on June 15, 1990. Original Limited Partners who purchased more or less than a full Unit were required to make proportionate installments on the dates aforesaid. Original Limited Partners could prepay, without any reduction in the amount thereof, the foregoing installments, in whole or in part, at any time prior to their respective due date.

         C. The obligation of each Original Limited Partner to pay the installments required by Section 3.05B, other than the first installment, was evidenced by the delivery to the Partnership concurrently with payment of the first installment of the Note in the form of Exhibit A attached hereto payable to the Partnership in the amount of $75,000 for each Unit purchased (adjusted if less than a full Unit is purchased) representing the amount of the remaining unpaid Capital Contribution of such Original Limited Partner. Such Original Limited Partners could prepay in whole, or in part, all of the installments. If an Original Limited Partner paid $87,715 in cash per Unit at the time he delivered an executed subscription agreement, then there was no obligation to deliver a Note to the Partnership. That portion of such $87,715 payment in excess of the amount that would have been paid upon subscription had the Original Limited Partner selected the installment method of paying the subscription price was used by the Partnership to reduce the Purchase Debt.

         D. Each Original Limited Partner paying in installments pledged to the Partnership his Interest as security for payment of the installments payable under such Original Limited Partner's Note. The Partnership, acting through the General Partner, shall have all rights and remedies granted to a secured party under the Uniform Commercial Code as adopted in Delaware, including, but not limited to, the right to sell such Interest, and such Limited Partner agrees to execute such instruments, including, without limitation, a financing statement on Form UCC-1, as the General Partner may from time to time require to perfect such security interest. For purposes of the said Uniform Commercial Code, this Agreement shall also be deemed to be a security agreement.

         E. The following provisions applied in the event a Limited Partner failed to make installment payments when due:

                  (i) A Limited Partner who failed to pay when due all or any portion of any installment (a "Defaulting Limited Partner") for a period of 20 days and such default continues, the Defaulting Limited Partner shall be required to pay the Partnership a late payment charge equal to five percent (5%) of such unpaid installment or portion thereof. At any time prior to any sale of all or any portion of the Defaulting Limited Partner's Interest as provided in this subsection E, the General Partner may but shall not be obligated to accept full payment from the Defaulting Limited Partner of any unpaid installment then overdue. The acceptance of such payment by the General Partner shall extinguish the further right (as hereafter defined) of the General Partner to purchase the Defaulting Limited Partner's Interest. If a default shall continue for more than 30 days after notice to the Defaulting Limited Partner, in addition to the aforesaid late charge, the unpaid portion of such installment or portion thereof shall bear interest from the date due until paid in full at a rate equal to the lesser of (a) four percentage points in excess of the Prime Rate or (b) the maximum rate permitted by law. If the late charge is deemed to be interest under law, it may only be imposed to the extent it does not cause total interest to exceed the rate permitted by law. A Defaulting Limited Partner shall have no voting rights with respect to his Interest for so long as any unpaid installments plus any late charge or interest attributable to such unpaid installment or portion thereof remains unpaid. The General Partner will deduct the amount of any delinquent installments, late penalty or interest from any cash distributions to Limited Partners.

                  (ii) If a default shall continue for more than 30 days after notice to the Defaulting Limited Partner, the General Partner shall have the option of accelerating the payment of the entire unpaid balance of the Notes of the Defaulting Limited Partner and the additional option of purchasing (for the price set forth below) all or a portion of the Defaulting Limited Partner's Interest. Such option may be exercised by the General Partner by giving the Partner a Default Notice. The purchase price to be paid to the Defaulting Limited Partner shall be an amount equal to the greater of (x) 10% of the amount of Cumulative Capital of the Defaulting Limited Partner in respect of the Interest being purchased less the sum of (i) the total amount of cash distributions, if any, theretofore made to the Defaulting Limited Partner in respect of the Interest being purchased, (ii) any reasonable expenses incurred by the Partnership and by the General Partner in connection with such purchase, (iii) all tax credits previously reported by the Partnership for all Fiscal Years then ended allocable to the Interest being purchased, and (iv) 50% of the Net Losses previously reported by the Partnership for all Fiscal Years then ended allocable to the Interest being purchased, or (y) three percent (3%) of the amount of the Cumulative Capital of the Defaulting Limited Partner in respect of the Interest being purchased. Such purchase price shall be paid in cash within 30 days after the date of the consummation of the purchase. The General Partner shall also pay to the Partnership an amount equal to all Capital Contribution installments in respect of the Interest being purchased then due and not theretofore paid by the Defaulting Limited Partner (including the unpaid installment giving rise to the default) and shall assume all other obligations of the Defaulting Limited Partner in respect of the Interest being purchased, if any, to the Partnership.

                  (iii) In the event that the General Partner does not acquire all of the Interest of a Defaulting Limited Partner and after the exercise of due diligence, the General Partner is unable to find a purchaser for all or the balance of the Defaulting Limited Partner's Interest for the price set forth in clause (ii) above, then the Defaulting Limited Partner shall sell such Interest or the balance of such Interest, as the case may be, on such terms and conditions as the General Partner deems reasonable under the circumstances; provided that any purchaser shall be required to agree to assume the obligation of the Defaulting Limited Partner to make payment of the unpaid balance of the installments to the extent of the Interest so acquired. At the closing of any purchase and sale pursuant to this clause (iii), the purchaser shall pay to the Partnership the unpaid balance of the installments then due and owing by the Defaulting Limited Partner and shall agree to thereafter make payment of any future installments as and when the same shall become due and payable. The Defaulting Limited Partner shall pay all of the Partnership's and General Partner's costs and expenses incurred in connection with any purchase and sale of a Defaulting Limited Partner's interest pursuant to this clause (iii).

                  (iv) A purchaser of all or any part of the Interest of a Defaulting Limited Partner will receive all of the cash allocable to such Interest from and after the date of default and not actually distributed to the Defaulting Limited Partner prior to default. All Net Profits and Net Losses that would otherwise be allocated in accordance with Sections 4.01, 4.02 and 4.03 to a Defaulting Limited Partner ("Defaulting Limited Partner Allocation") shall be allocated, from and after the date of default to, but not including, the date, if any, on which the Interest of such Defaulting Limited Partner shall be purchased, among the non-Defaulting Limited Partners in proportion to the number of Units owned by each. All Defaulting Limited Partner Allocations from and after the date of purchase of the Defaulting Limited Partner's Interest until the expiration of the Fiscal Year in which such purchase date falls shall be allocated to the purchaser. In the following Fiscal Year or Fiscal Years, all Net Profits and Net Losses of the Partnership allocable to the Limited Partners under Article Four shall first be allocated until the purchaser's capital account balance shall be equal in amount to the capital account balance of a non-Defaulting Partner owning the same number of Units as the purchaser.

                  (v) Notwithstanding the foregoing provisions of this Section 3.05E, the obligations of the Defaulting Limited Partner hereunder shall not be extinguished by the existence of any option of the General Partner to purchase the Interest of the Defaulting Limited Partner, or by its exercise, or by any agreement by any Person to purchase such Interest, but only to the extent of payment of the unpaid installments together with interest thereon made in the Defaulting Limited Partner's stead by any purchaser of such Interest.

                  (vi) In addition to the other rights of the Partnership against the Defaulting Limited Partner, the Partnership may avail itself of appropriate legal remedies at law or in equity to compel payment of any portion of the installments remaining unpaid together with any interest thereon remaining unpaid, together with reasonable court costs and legal fees in the event of litigation against the Defaulting Limited Partner.

         SECTION 3.06.  Partnership Capital.

         A. The Capital Contribution of each Limited Partner and the General Partner shall be credited to each such Partner's Capital Account; provided, however, that the deemed increase in the Capital Contribution of any Partner due to (i) any relinquished selling commission or other fees with respect to such Partner or (ii) any discount of $12,285 per Unit for any Limited Partner making full payment of such Limited Partner's Capital Contribution ($22,285 for the General Partner or any of its Affiliates of for officers, directors or employees of the General Partner or any of its Affiliates, or the Placement Agents) upon execution of the subscription agreement shall not be credited to such Partner's Capital Account and a Limited Partner's obligation to make additional contributions in installments shall not be credited to his Capital Account until the installments are actually contributed. A Partner's Capital Account shall also be credited with the amount of Net Profits or Gain allocable to the Partner, and shall be debited with (x) such Partner's share of Total Partnership Distributions and (y) the amount of Net Losses, Losses or deductions allocated to such Partner.

         B. For purposes of this Section 3.06, upon a distribution in kind of Partnership property, the Capital Accounts of Partners will be debited or credited as though the property had been sold for an amount equal to its fair market value, and gain or loss which would have been recognized for Federal income tax purposes had the property actually been sold will be allocated to the Partners under Article Four.

         SECTION 3.07. Liabiltiy of the Limited Partners. Except as otherwise required by the Act, no Limited Partner shall be liable for the debts, liabilities, contracts or any other obligations of the Partnership. Except as otherwise required by the Act, a Limited Partner has no liability in excess of his Capital Contribution and his share of the Partnership's assets and undistributed profits, and shall not be required to lend any funds to the Partnership or, after his Capital Contribution has been paid, to make any further Capital Contributions to the Partnership or to repay to the Partnership, any Partner or to any creditor of the Partnership any portion or all of any negative balance of his Capital Account.

         SECTION 3.08. Liability of the General Partner. Except as provided in the Act, the General Partner has the liabilities of a partner in a partnership without limited partners to Persons other than the Partnership and the other Partners. Except as provided in the Act or herein, the General Partner has the liabilities of a general partner in a partnership without limited partners to the Partnership and to the other Partners. This Agreement shall not be amended to limit such liability of the General Partner.

                                  ARTICLE FOUR
  ALLOCATION OF PROFITS AND LOSSES; DISTRIBUTIONS OF CASH AND CERTAIN PROCEEDS

         SECTION 4.01. Allocation of Net Profits. Net Profits for each Fiscal Year shall be allocated to the Partners in the following order of priority:

               (i) first, through and including the year ending on December 31, 1990, 99% to the General Partner and 1% to the Limited Partners;

                  (ii) next, through and including the year ending December 31, 1992, 70% to the General Partner and 30% to the Limited Partners; and

                  (iii) thereafter, 10% to the General Partner and 90% to the Limited Partners.

         SECTION 4.02. Allocation of Net Losses and Losses. Net Losses and Losses for each Fiscal Year shall be allocated through December 31, 1990, 100% to the General Partner, and in Fiscal Years thereafter, 70% to the General Partner and 30% to the Limited Partners; provided, however, that if and to the extent the allocation of Net Losses and Losses in this manner would cause the negative balances, if any, in the Capital Accounts of Limited Partners (deemed, for purposes of this Section 4.02, to include the amount of any obligation to make additional contributions to the capital of the Partnership) to exceed the portions of the Minimum Gain which would be respectively allocated to such Partners at the end of such Fiscal Year, then such Net Losses and Losses shall instead be allocated to the General Partner.

         SECTION 4.03.Allocation of Gain. Gain recognized by the Partnership shall be allocated (after giving effect to the allocations referred to in Sections 4.01 and 4.02 and all distributions other than distributions pursuant to Section 4.08B) with respect to any Fiscal Year in the following order of priority:
                  (i) first, to all Partners whose Capital Accounts have a negative balance, in the ratio of such negative balances until such negative balances are brought to zero; provided, however, if there is insufficient Gain to bring such negative balances to zero, then: (a) if the sum of such negative balances is less than or equal to the Partnership Minimum Gain at the end of the Fiscal Year, then Gain shall be allocated in the ratio of the negative balances; and (b) if the sum of such negative balances exceeds the Partnership Minimum Gain at the end of the Fiscal Year, then Gain shall be allocated in the ratio of the deficit balance of the General Partner as reduced by such excess to the deficit balances of the Limited Partners, until the deficit balances of the Limited Partners are brought to zero, and then to the General Partner until its deficit balance is brought to zero; provided further, however, that solely for purposes of this Section 4.03(i), the Capital Account balance of a Limited Partner shall be deemed to include the amount of any obligation to make additional contributions to the capital of the Partnership;

                  (ii) second, to all Partners up to the amount necessary to bring their respective Capital Account balances to an amount equal to their respective Invested Capital; provided, however, that in calculating Invested Capital solely for purpose of this Section 4.03(ii), Cumulative Capital of a Limited Partner who paid $87,715 per Unit in cash ($77,715 if purchased by the General Partner, its Affiliates, or officers, directors or employees of the General Partner or its Affiliates), upon his execution of the subscription documents as full payment of the purchase price of his Unit shall be deemed to be $100,000;

                  (iii) third, in the case of Gain arising from the sale or disposition (or from a related series of sales or dispositions) of all or substantially all the Hotel or of all or substantially all the assets of the Partnership: (a) to the Limited Partners in an amount equal to the excess, if any, of (1) the sum of the product of 12% times the weighted average of the Limited Partners' Invested Capital each year, over (2) the sum of distributions to the Limited Partners of Cash Available for Distribution each year, and (b) next, to the General Partner until it has been allocated an amount equal to 10/90 times the amount allocated to the Limited Partners under clause (a); and

                  (iv) thereafter, 12% to the General Partner and 88% to the Limited Partners.

         SECTION 4.04. Allocation Among Limited Partners of Net Profits, Gains, Net Losses and Losses. Net Profits or Net Losses for any Fiscal Year allocable to the Limited Partners shall be allocated among the Limited Partners pro rata in accordance with the number of Units owned by each as of the end of such Fiscal Year; provided that if any Unit is assigned during the Fiscal Year in accordance with this Agreement, the Net Profits or Net Losses that are so allocable to such Unit shall be allocated between the assignor and assignee of such Unit according to the number of Accounting Periods in such Fiscal Year each owned such Unit. Any Gains or Losses allocable to the Limited Partners shall be allocated among the Limited Partners who held Units on the last day of the Accounting Periods in which the sale or disposition giving rise to such Gains or Losses occurred, pro rata in accordance with the number of Units owned by each such Limited Partner. If any Unit is assigned by a Limited Partner other than on the first day of an Accounting Period (in contravention of the Agreement), then the Partnership shall recognize such assignment for the purposes of allocating Net Profits, Gains, Net Losses or Losses if, and to the extent, it is legally required to so do in the opinion of legal counsel.

         SECTION 4.05. Allocation of Recapture Income.  Notwithstanding
Sections 4.01, 4.02 and 4.03, "recapture income," if any, realized by the Partnership pursuant to section 1245 or section 1250 of the Code shall be allocated to the Partners to whom the prior corresponding depreciation deductions were allocated, such allocations to be made pro rata to the Partners in accordance with the manner in which such depreciation deductions were allocated.

         SECTION 4.06. Distribution of Cash Available for Distribution. Cash Available for Distribution with respect to each Fiscal Year shall be distributed at least annually as follows:

                  (i) through and including the end of the Accounting Period during which the General Partner and the Limited Partners shall have received cumulative distributions of Capital Receipts equal to $45,454,545, 1% to the General Partner and 99% to the Limited Partners;

                  (ii) thereafter, 10% to the General Partner and 90% to the Limited Partners.

         SECTION 4.07. Distribution of Refinancing Proceeds. Refinancing Proceeds shall, unless the General Partner, in its sole discretion, shall determine to retain any such amounts in the Partnership, be distributed as follows:
                  (i) first, 1% to the General Partner and 99% to the Limited Partners, until the Partners shall have received cumulative distributions of Capital Receipts equal to $90,909,100; and

                  (ii) thereafter, 10% to the General Partner and 90% to the Limited Partners.

         SECTION 4.08.  Distribution of Sale Proceeds

         A. Sale Proceeds from the sale or other disposition of less than substantially all of the assets of the Partnership, other than from the sale or other disposition of all or substantially all the Hotel, shall, unless the General Partner, in its sole discretion, shall determine to retain any such amounts in the Partnership, be distributed:

                  (i) first, until the Partners shall have received cumulative distributions of Capital Receipts equal to $90,909,100, 1% to the General Partner and 99% to the Limited Partners; and

                  (ii) thereafter, 10% to the General Partner and 90% to the Limited Partners.

         B. Sale Proceeds from the sale or other disposition (or from a related series of sales or dispositions) of all or substantially all of the assets of the Partnership or all or substantially all the Hotel shall be distributed in accordance with Section 8.02.

         SECTION 4.09. Allocation Among Limited Partners of Cash Available for Distribution, Refinancing Proceeds . Cash Available for Distribution distributable with respect to any Accounting Period to the Limited Partners pursuant to Section 4.06, shall be distributed to the Limited Partners pro rata in accordance with the number of Units owned by each as of the end of such Accounting Period. Proceeds distributable to the Limited Partners pursuant to
Section 4.07 or Section 4.08A shall be distributed to the Limited Partners pro rata in accordance with the number of Units owned by each such Limited Partner on the last day of the Accounting Period in which the transaction giving rise to such proceeds was completed. If a Unit is assigned by a Limited Partner other than on the first day of an Accounting Period (in contravention of this Agreement), then the Partnership shall recognize such assignment for the purpose of distributing amounts pursuant to Sections 4.06, 4.07 and 4.08 if, and to the extent, it is legally required to do so in the opinion of legal counsel.

      SECTION 4.10. Section 754 Adjustments. For income tax purposes (but not for purposes of adjusting the Capital Accounts of the Partnership, except as otherwise provided in section 1.704-1(b)(2)(iv) of the Treasury Regulations), appropriate adjustments shall be made in the allocations to Limited Partners under this Article Four in order to reflect adjustments in the basis of Partnership property permitted pursuant to any election under section 754 of the Code, provided by the General Partner, in its sole discretion, makes such election. If such an election is made, the Partnership will make the basis adjustments and calculate depreciation deductions in accordance with such adjustments for those transferee Limited Partners who advise the Partnership of this obligation with sufficient information to enable the Partnership to determine when, and at what price, such transferee Limited Partners acquired Units. In the case of a transferee Limited Partner who does not advise the Partnership of such information, the Partnership will attempt to supply such Limited Partner with reasonably available information that will permit such Limited Partner to make the required basis adjustment calculation.

         SECTION 4.11. Special Allocation of Syndication Expenses. Any "syndication expenses," as described in the regulations under section 709 of the Code, paid or incurred by the Partnership in any Accounting Period in respect of any Unit shall be specially allocated to and charged to the Capital Account of the Limited Partner owning such Unit during such Accounting Period.

         SECTION 4.12.  Contingent Adjustments.

         A. If prior to 1992, regulations shall have been proposed by the Department of the Treasury, as directed by section 79 of the Deficit Reduction Act of 1984 or otherwise pursuant to sections 704 or 752 of the Code (the "Proposed Regulations"), and the General Partner (i) is of the opinion (based upon advice of counsel) taking into account the Proposed Regulations for any Fiscal Year of the Partnership (an "Affected Year"), that the amount of Net Losses allocated to the General Partner should be increased, that the amount of Net Profits allocated to the General Partner should be decreased or that the General Partner or its Affiliates receive tax benefits (including the avoidance or delay of the recognition of income) (the "Affected Items") and (ii) shall have taken such steps to ameliorate the potential adverse effect of the Proposed Regulations on the tax consequences of an investment in the Partnership by Limited Partners that the General Partner (upon advice of counsel) shall consider reasonable under the circumstances (taking into account economic, financial, accounting, regulatory and any other facts or circumstances existing at the time), then to the extent that a change in the allocations is still required, the adjustments required by the Proposed Regulations shall be made and the General Partner shall retain a qualified expert (the "Expert"), the fees and expenses of which shall be paid by the Partnership, which will be requested to determine at the beginning of each Affected Year the respective after-tax present values to the General Partner or its Affiliates and the Limited Partners of the Affected Items for such Affected Year (the "Adjustments").

         B. In determining such Adjustments the Expert shall (i) assume that the Hotel will be sold in 2002 for an amount equal to its original cost, or outstanding indebtedness, if greater, and that the Limited Partners and the General Partner are subject to Federal income tax at the highest marginal tax rates (for individual taxpayers in the case of the Limited Partners and for corporate taxpayers in the case of the General Partner) in effect at the times relevant to such determination and (ii) use such cash flow forecasts and other economic data that the General Partner shall provide to assist the Expert in making such determination. For each Affected Year, the General Partner will make a Capital Contribution to the Partnership at the end of the Affected Year equal to the adjustment to the General Partner or to the Limited Partners, whichever is less. Each such Capital Contribution made by the General Partner shall be promptly distributed to the Limited Partners in accordance with the ratios in which Cash Available for Distribution would be distributed pursuant to Section
4.06 for such Affected Year; and provided further that, notwithstanding the foregoing proviso, if the Proposed Regulations shall be promulgated in a form other than the form in which they shall have been proposed, then the General Partner shall make such reasonable adjustments to the amount of any such Capital Contribution as it shall consider appropriate under the circumstances. Any contribution or distribution of cash required by this Section 4.12 shall be appropriately reflected in the Capital Accounts of the Partners but shall not affect the amount or computation of Capital Contributions, Cumulative Capital or Invested Capital and shall not be deemed a distribution of Capital Receipts or Cash Available for Distribution for purposes of Article Four of this Agreement.


         SECTION 4.13. Special Allocation of Interest on Purchase Debt. Notwithstanding Sections 4.01, 4.02, and 4.04, the deduction for interest on the Purchase Debt incurred in each Fiscal Year shall be allocated to the Limited Partners owning the Units during each Fiscal Year with respect to which Capital Contributions are being paid in installments pro rata in proportion to the number of Units held by each such Partner on each day of the Fiscal Year; provided, however, that the total allocation under this Section 4.13 with respect to any Unit since the formation of the Partnership shall not exceed $12,285.

         SECTION 4.14. Special Allocation in Event of Advances by General Partner. Notwithstanding any other provision of this Article, in the event of the General Partner makes an advance which is described in Section 5.06C, then before any Net Losses or Losses attributable to the Accounting Period in which such an advance is made, or any subsequent Accounting Period, are allocated pursuant to Section 4.02, there shall first be allocated to the General Partner an amount of Net Losses or Losses equal to the amount of any advance.

                                  ARTICLE FIVE
                RIGHTS, POWERS AND DUTIES OF THE GENERAL PARTNER

         SECTION 5.01.  Authority of the General Partner to Manage the
Partnership.

         A. The General Partner shall have the exclusive right and power to conduct the business and affairs of the Partnership and to do all things necessary to carry on the business of the Partnership, and is hereby authorized to take any action of any kind and to do anything and everything it deems necessary or appropriate in accordance with the provisions of this Agreement and applicable law. Except as expressly provided herein, the authority of the General Partner to conduct the business of the Partnership shall be exercised only by the General Partner.

         B. No Limited Partner shall participate in or have any control whatsoever over the Partnership's business or have any authority or right to act for or bind the Partnership. The Limited Partners hereby unanimously Consent to the exercise by the General Partner of the powers conferred on it by this Agreement.

         C. Except to the extent otherwise provided herein, the General Partner is hereby authorized, without Consent of the Limited Partners, to:

                  (i) execute any and all agreements, contracts, documents, certifications and instruments necessary or convenient in connection with the development, expansion, improvement, financing, management, maintenance, operation, re-leasing, sale or other disposition of the Partnership's properties and assets, except as otherwise limited by this Agreement;

                  (ii) borrow money from itself or others (including Affiliates of any general partner of the Partnership) and issue evidences of indebtedness necessary, convenient or incidental to the accomplishment of the purposes of the Partnership and to secure the same by mortgage, pledge or other lien on the assets of the Partnership, such borrowing and security to be only with respect to the following: (a) the Purchase Debt, (b) any amounts advanced by the General Partner or an Affiliate of the General Partner (which amounts may or may not be secured) or any other lender to enable the Partnership to satisfy its obligations arising in the normal course of its business, to make payments of principal, interest, premium or penalty on any debt of the Partnership or to make capital repairs, improvements and expansions, provided any required Consents of Partners are obtained, (c) the Mortgage Debt, (d) amounts incurred for the purpose of a distribution to the Partners of the Partnership, (e) any indebtedness the incurrence of which must be specifically Consented to by the Limited Partners under Section 5.02B and (f) any indebtedness incurred to refinance (and thereafter further refinance as often as shall be necessary) the unamortized portion of any of the foregoing from time to time outstanding. In connection with the borrowing of money on a nonrecourse basis, no lender shall be granted or acquire, at any time as a result of making such a loan, any direct or indirect interest in the profits, capital or property of the Partnership other than as a secured creditor;

                  (iii) prepay in whole or in part, refinance (to the extent permitted by clause (ii) above), fix the interest rate on, recast, modify or extend any debt and in connection therewith execute any extensions, consolidations, modifications or renewals of mortgages on any assets of the Partnership;

                  (iv) deal with, or otherwise engage in business with, or provide services to and receive compensation therefor from, any Person who has provided or may in the future provide any services, lend money or sell property to or purchase property from the General Partner or any Affiliate of the General Partner. No such dealing, engaging in business or providing of services may involve any direct or indirect payment by the Partnership of any rebate or any reciprocal arrangement for the purpose of circumventing any restriction set forth herein upon dealings with the General Partner or any Affiliate of the General Partner. The General Partner may on behalf of the Partnership enter into agreements to employ agents, attorneys, accountants, engineers, appraisers, or other consultants or contractors who may be Affiliates of the General Partner and may enter into agreements to employ
         Affiliates of the General Partner to provide further or additional services to the Partnership; provided that any employment of such Persons is on terms not less favorable to the Partnership than those offered by Persons who are not Affiliates of the General Partner for comparable services;

                  (v) engage in any kind of activity and perform and carry out contracts of any kind necessary to, or in connection with, or incidental to the accomplishment of the purposes of the Partnership, as may be lawfully carried on or performed by a limited partnership under the laws of the State of Delaware and State of California and in each state where the Partnership has been qualified to do business;

                  (vi) sell or otherwise dispose of or consent to the sale or disposition of any assets of the Partnership to any Person provided that such Person is not a general partner of the Partnership or an Affiliate of any such general partner; and

                  (vii) take such actions as the General Partner determines are advisable or necessary, and will not result in any material adverse effect on the economic position of holders of a majority of the Units, to preserve the tax status of the Partnership as a partnership for Federal income tax purposes.

         D. Any Person dealing with the Partnership or the General Partner may rely upon a certificate signed by the Secretary or Assistant Secretary, Controller or Treasurer of the General Partner, thereunto duly authorized, as to:

                  (i)      the identity of the General Partner or any Limited
         Partner;

                  (ii) the existence or non-existence of any fact or facts which constitute a condition precedent to the acts by the General Partner or in any other manner germane to the affairs of the Partnership;

                  (iii) the Persons who are authorized to execute and deliver any instrument or document of the Partnership; and

                  (iv) any act or failure to act by the Partnership or as to any other matter whatsoever involving the Partnership or any Partner.

         E. Any agreements, contracts and arrangements between the Partnership and the General Partner or any of its Affiliates, except for rendering legal, tax, accounting, procurement and engineering services by employees of the General Partner and Affiliates of the General Partner and which agreements will be on commercially reasonable terms, shall be subject to the following additional conditions:

                  (i) the General Partner or any such Affiliate must be actively engaged in the business of rendering such services or selling or leasing such goods independently of its dealings with the Partnership and as an ordinary ongoing business or must enter into and engage in such business with Marriott system hotels or hotel owners generally and not exclusively with the Partnership;

                  (ii) such agreements, contracts or arrangements must be fair to the Partnership and reflect commercially reasonable terms and shall be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid therefor;

                  (iii) no rebates or give-ups may be received by the General Partner or any such Affiliate, nor may the General Partner or any such Affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of this Agreement;

                  (iv) no such agreement, contract or arrangement as to which the Limited Partners had previously given approval may be amended in such a manner as to increase the fees or other compensation payable by the Partnership to the General Partner or any of its Affiliates or to decrease the responsibilities or duties of the General Partner or any such Affiliates in the absence of the Consent contemplated by Section 5.02B(iii); and

                  (v) any such agreement, contract or arrangement which relates to or secures any funds advanced or loaned to the Partnership by the General Partner or any Affiliate of the General Partner must reflect commercially reasonable terms.

         F. Notwithstanding anything to the contrary contained in this Agreement, the General Partner shall have full power and authority, without the Consent of the Limited Partners, (i) to form or organize one or more Subsidiaries of the Partnership; (ii) to contribute any properties and assets or interests therein to one or more Subsidiaries of the Partnership; (iii) to undertake any action in connection with the Partnership's direct or indirect investment in any such Subsidiary; (iv) to delegate authority to manage the business and affairs of any Subsidiary of the Partnership to a governing entity or other body (including, without limitation, a board of directors) other than the General Partner; and (v) to exercise any of the powers of the General Partner enumerated in this Agreement on behalf of, or in connection with, any Subsidiary of the Partnership, or jointly with any such Subsidiary, or delegate the exercise thereof pursuant to clause (iv) above. The term "Subsidiary" shall mean any partnership, corporation, trust, limited liability company or other entity that is not less than 99% owned, directly or indirectly, by the Partnership, provided that no Subsidiary that is a corporation or otherwise is not entitled to flow-through tax treatment under the Code can own directly the Hotel or an interest that is greater than 1% in another Subsidiary that owns the Hotel. A Subsidiary shall not be deemed an Affiliate of the General Partner for the purposes of this Agreement. The term "Partnership" shall, as the context requires, include each Subsidiary of the Partnership.

         SECTION 5.02.  Restrictions on Authority of the General Partner.

         A. Without the Consent of all the Limited Partners, the General Partner shall not have authority on behalf of the Partnership to:

                  (i) do any willful act in contravention of this Agreement;

                  (ii)do any willful act which would make it impossible to carry on the ordinary business of the Partnership;

                 (iii)confess a judgment in a material amount against the Partnership;

                  (iv) convert property of the Partnership to its own use, or assign any rights in specific property of the Partnership for other than a purpose of the Partnership;

                  (v) admit a Person as a Limited Partner, except as provided in this Agreement; or

                  (vi) perform any act that would subject any Limited Partner to liability as a general partner in any jurisdiction or any other liability except as provided for herein or under the Act.

         B. Without the Consent of Limited Partners holding a majority of the Units, the General Partner shall not have the authority on behalf of the Partnership to:

                  (i) have the Partnership acquire interests in other hotel properties in addition to the Hotel or in other entities;

                  (ii) sell or otherwise dispose of or consent to the sale or disposition of the Hotel to the General Partner or an Affiliate of the General Partner; provided, however, that if it is proposed that the Partnership sell the Hotel to the General Partner or an Affiliate of the General Partner, the following procedures shall also be followed:
         (a) the General Partner shall first give notice of the proposed sale to the Limited Partners who shall thereafter have 30 days within which to elect a nationally recognized appraiser having the approval of Limited Partners holding a majority of the Units, (b) the appraiser elected under clause (a) above shall have 30 days from the date of election to prepare and submit to the General Partner an appraisal of the fair market value of the Hotel, (c) the purchaser shall submit to the General Partner an appraisal of the fair market value of the Hotel, such appraisal to be submitted within the time limit provided by clause
         (b) above in the case of the appraisal to be submitted by the appraiser elected by the Limited Partners, and (d) the General Partner shall thereafter make formal request for the required Consent and in connection therewith shall submit to the Limited Partners the two appraisals contemplated by clauses (b) and (c) above; provided, further, however, that if the Limited Partners do not elect an appraiser as contemplated by clause (a) above or if such appraiser does not supply an appraisal within the time period required by clause (b) above, the General Partner will not request the Consent to the sale of the Hotel to the General Partner or an Affiliate of the General Partner unless such request is accompanied by three appraisals as to market value of the Hotel, one such appraisal to be prepared by an appraiser elected by the purchaser and the other two appraisals to be prepared by appraisers elected by the first such appraiser, the cost of all such appraisals to be borne by the purchaser;

                  (iii) effect any amendment to any agreement, contract or arrangement with the General Partner or any of its Affiliates which reduces the responsibilities or duties of the General Partner as a general partner of the Partnership or any of its Affiliates or which increases the compensation payable to the General Partner or any of its Affiliates, or which adversely affects the rights of the Limited Partners;

                  (iv)  incur  debt  of  the   Partnership   in  excess  of  the
         limitations set forth in Section 5.01C(ii);

                  (v) agree to the addition of transient guest rooms at the Hotel unless (a) the Hotel has had an average occupancy rate of at least 68% for a period consisting of at least 12 consecutive months and
         (b) the Partnership has obtained debt financing to finance the costs of the addition on a nonrecourse basis as to all the Partners and the Partnership (including the General Partner) except as provided in
         Section 5.02B(ix) below;

                  (vi) except as otherwise provided in Section 5.02B(ix), incur any debt of the Partnership which does not provide by its terms that it shall be nonrecourse as to all the Partners;

                  (vii)  make  any   election  to  continue   beyond  its  term,
         discontinue or dissolve the Partnership;

                  (viii) admit any other Person as a General Partner or voluntarily withdraw as a General Partner except as necessary to alleviate the negative effect of any Affected Items pursuant to Section 4.12; and

                  (ix) guaranty, become personally liable or otherwise bear the risk of loss, or permit any Affiliate to take any such action, with respect to any portion of any Partnership debt otherwise permitted to be incurred pursuant to the terms of this Agreement unless (a) the General Partner, in accordance with its fiduciary duties as General Partner and taking into consideration the tax consequences to the Limited Partners, determines that such actions are in the best interests of the Partnership and the Limited Partners, (b) assuming operating results then projected through 2001 by the General Partner, such action (1) will not cause any deficit in the Capital Account of any Limited Partner at any time to exceed the sum of such Limited Partner's obligation to make additional capital contributions and the portion at such time of Minimum Gain that would be allocated to him on sale of the Hotel and (2) in the opinion of tax counsel, will not at any time cause the recognition or allocation of income or gain to the Limited Partners not within the parameters of the forecast allocations of income, gain, loss and deduction set forth in the Financial Forecast in the Private Placement Memorandum, or (c) with respect to a guarantee or incurrence of personal liability or a risk of loss by the General Partner or its Affiliates aggregating $71,875,000 million or less, the General Partner agrees to apply the procedures set forth in Section
         4.12 as if any benefit to the General Partner (including the delay or avoidance of the recognition of income) and any adverse tax consequences to the Limited Partners resulting from such guaranty, personal liability or bearing of risk of loss were attributable to Proposed Regulations prior to 1992; provided, however, that the General Partner's rights pursuant to this clause (c) are contingent on the General Partner's ability to fully meet its obligations to make Capital Contributions required under Section 4.12.

         SECTION 5.03.  Duties and Obligations of the General Partner.

         A. The General Partner shall take all action which may be necessary or appropriate for the development, maintenance, preservation and operation of the properties and assets of the Partnership in accordance with the provisions of this Agreement and applicable laws and regulations (it being understood and agreed, however, that the direct performance of day-to-day management or operational services for the Hotel and other properties of the Partnership is not an obligation of the General Partner as general partner of the Partnership).

         B. The General Partner shall not (i) directly or through a subsidiary engage in any business other than that of acting as general partner of the Partnership, (ii) pay dividends or make other distributions or payments on its stock or incur any obligations if, as a result, its net worth would be reduced below the requirement of Section 5.03C, (iii) merge or consolidate with another corporation except Host or a wholly-owned direct or indirect subsidiary of Host,
(iv) dissolve, or (v) borrow any funds or become liable for any obligations of third parties except to the extent that any such borrowings or liabilities are directly related to meeting the financial needs of the Partnership. The General Partner further agrees that so long as the General Partner is the general partner of the Partnership, its parent company, Host, will not transfer its stock of the General Partner except to a wholly-owned, direct or indirect, subsidiary of Host.

         The General Partner shall devote to the Partnership such time as may be necessary for the proper performance of its duties hereunder, but the officers and directors of the General Partner shall not be required to devote their full time to the performance of duties of the General Partner.

         C. The General Partner shall use its reasonable best efforts to maintain at all times a net worth at a level sufficient to meet all requirements of the Code and applicable regulations, rulings and revenue procedures of the IRS and to meet any future requirements set by Congress, the IRS, any agency of the Federal government or any court of competent jurisdiction, to assure that the Partnership will be classified for Federal income tax purposes as a partnership and not as an association taxable as a corporation. These provisions are designed to ensure that the equity capitalization of the General Partner will be available to meet any legal obligations which the General Partner may have in its role as the general partner of the Partnership.

         D. The General Partner shall take such action as may be necessary or appropriate in order to form or qualify the Partnership under the laws of any jurisdiction in which the Partnership is doing business or owns property or in which such formation or qualification is necessary in order to protect the limited liability of the Limited Partners or in order to continue in effect such formation or qualification. If required by law, the General Partner shall file or cause to be filed for recordation in the office of the appropriate authorities of the State of Delaware, and in the proper office or offices in each other jurisdiction in which the Partnership is formed or qualified, such certificates (including limited partnership and fictitious name certificates) and other documents as are required by the applicable statutes, rules or regulations of any such jurisdiction or as are necessary to reflect the identity of the Partners and the amounts of their respective Capital Contributions.

         E. The General Partner shall be obligated to use its best efforts to remove any General Partner or Affiliate guaranty, personal liability, and other risk of loss with respect to any Partnership debt, which was permitted under
Section 5.02B(ix) hereof when such action was incurred, but which subsequently results in adverse tax consequences to the Limited Partners and which would no longer be permitted if first being incurred at the time of such adverse consequences. The General Partner shall use its best efforts, in the conduct of the Partnership's business, to put all suppliers and other Persons with whom the Partnership does business on notice that the Limited Partners are not liable for Partnership obligations, and all agreements to which the Partnership is a party shall include a statement to the effect that the Partnership is a limited partnership organized under the Act; but the General Partner shall not be liable to any Limited Partner for any failure to give such notice to such suppliers or other Persons or to have any such agreement fail to contain such statement.

         F. The General Partner shall prepare or cause to be prepared and shall file on or before the due date (or any extension thereof) any Federal, state or local tax returns required to be filed by the Partnership. The General Partner shall cause the Partnership to pay any taxes payable by the Partnership.

         G. The General Partner shall be under a duty to conduct the affairs of the Partnership in good faith and in accordance with the terms of this Agreement and in a manner consistent with the purposes set forth in Section 2.03.

         H. The General Partner shall use its best efforts to ensure that the Partnership shall not be deemed an investment company as such term is defined in the Investment Company Act of 1940.

         SECTION 5.04. Compensation of the General Partner. The General Partner as general partner of the Partnership shall not in such capacity receive any salary, fees, profits or distributions except for such allocations or distributions to which it may be entitled under Article Four, Article Five or Article Eight. Notwithstanding the foregoing, however, the Partnership shall reimburse the General Partner for the cost of providing any administrative or other services required or contemplated by this Agreement.

         SECTION 5.05. Other Business of Partners. Any Limited Partner may engage independently or with others in other business ventures of every nature and description. Nothing in this Agreement shall be deemed to prohibit any Affiliate of the General Partner from dealing, or otherwise engaging in business with Persons transacting business with the Partnership or from providing services relating to the purchase, sale, financing, management, development or operation of hotels, motels, restaurants catering operations, including airline catering operations, or other food and lodging facilities and receiving compensation therefor. The relationship created hereby in or to such other ventures or activities or to the income or proceeds derived therefrom, and the pursuit of such ventures, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper. Neither the General Partner nor any Affiliate of the General Partner shall be obligated to present any particular opportunity to the Partnership even if such opportunity is of a character which, if presented to the Partnership, could be taken by the Partnership, and any Affiliate of the General Partner shall have the right to take for its own account (individually or as a trustee, partner or fiduciary) or to recommend to others any such particular opportunity.

         SECTION 5.06.  Limitation on Liability of General Partner;
Indemnification

         A. Other than pursuant to Section 5.07, the General Partner shall not be liable to the Partnership or any Limited Partner because any taxing authority disallows or adjusts any deductions or credits in the Partnership income tax return unless such action by the taxing authority is due to the negligence of the General Partner. The indemnification under this subsection is not broader than any other indemnification contained in this Section 5.06. The General Partner shall not be liable for the return of the Capital Contributions of the Limited Partners or for any portion thereof, it being expressly understood that any return of capital shall be made solely from the assets of the Partnership; nor shall the General Partner be required to pay to the Partnership or to any Limited Partner any deficit in the Capital Account of any Partner upon dissolution or otherwise, except as otherwise provided in Section 8.02E.

         B. The General Partner shall have no liability, responsibility or accountability in damages or otherwise to any other Partner or to the Partnership for, and the Partnership agrees to indemnify, pay, protect and hold harmless the General Partner (on the demand of and to the reasonable satisfaction of the General Partner and to the extent permitted by law) from and against any and all liabilities, losses, judgments, and expenses of any kind or nature whatsoever (including, without limitation, all costs and expenses of defense, appeal and settlement of any and all suits, actions or proceedings threatened or instituted against the General Partner or the Partnership and all costs of investigations in connection therewith) which may be imposed on, incurred by, or assessed against the General Partner or the Partnership in any way relating to or arising out of, or alleged to relate to or arise out of, any action or inaction on the part of the Partnership, or on the part of the General Partner as the General Partner of the Partnership including any action or inaction in connection with the General Partner acting as Tax Matters Partner or

Designated Person under Section 5.07; provided, that the General Partner shall be liable, responsible and accountable, and the Partnership shall not be liable to the General Partner for any portion of such liabilities, losses, judgments, or expenses (including, without limitation, all costs and expenses of defense, appeal and settlement of any and all suits, actions or proceedings threatened or instituted against the General Partner or the Partnership and all costs of investigations in connection therewith) which resulted from the General Partner's own fraud, negligence, or other breach of fiduciary duty to the Partnership or any Partner. The indemnification set forth above shall not include advances by the Partnership to the General Partner for legal expenses and other costs incurred by the General Partner as a result of any legal action initiated against the General Partner by a Limited Partner. Said indemnification shall include, however, advances by the Partnership to the General Partner for legal fees and other costs incurred by the General Partner as a result of a legal action initiated by a third party, who is not a Limited Partner, which relates to the performance of the General Partner's duties or services. The General Partner hereby agrees to repay any advances if the General Partner is not otherwise entitled to be indemnified under this Agreement. The satisfaction of the obligations of the Partnership under this Section 5.06 shall be from and limited to the assets of the Partnership and no Limited Partner shall have any personal liability on account thereof. The provisions of this indemnification shall also extend to any person performing services on behalf of the Partnership who is an officer, director, employee or owner of 10% or more of the voting securities of the General Partner.

         C. The General Partner shall have no liability or responsibility hereunder to make loans, advances or additional Capital Contributions to the Partnership except as specified in Section 3.04 and Section 4.12 and except as may otherwise be provided as a matter of law or under the Mortgage Debt. However, except for advances made pursuant to the Debt Service Guarantees and Foreclosure Guarantee which will be repaid as noted below, to the extent the General Partner advances any funds to meet any liabilities or obligations of the Partnership, any such advances shall be deemed loans to the Partnership by the General Partner [and shall accrue interest per annum at one percentage point in excess of the Prime Rate payable in arrears on the first day of each Fiscal Quarter and such amounts shall be due and payable upon that date which is the fifth anniversary of the date on which any such advances were made]; provided, however, that any and all such advances shall be paid prior to distributions to Partners out of any Cash Available for Distribution to the Partners, upon the liquidation of the Partnership, or the sale of the Hotel and the receipt by the Partnership of the proceeds of such sale. Advances, if any, to the Partnership by the General Partner or its Affiliates pursuant to the Debt Service Guarantees or Foreclosure Guarantee will bear interest at one percentage point in excess of the Prime Rate and will be paid as follows: (i) out of Partnership cash flow after payment of Debt Service on the Mortgage Debt; (ii) out of Capital Receipts before any distribution to the Partners; and (iii) in any event, not later than December 31, 1997. Advances under the Debt Service Guarantees may be secured by a mortgage on the Hotel junior to the Mortgage Debt.

         D. Notwithstanding the foregoing, the General Partner shall not be indemnified by the Partnership for any losses, liabilities or expenses arising from or out of an alleged violation of Federal and state securities laws unless
(i) there has been a successful adjudication in favor of the General Partner on the merits of each count involving alleged securities law violations; or (ii) such claims against the General Partner have been dismissed with prejudice on the merits by a court of competent jurisdiction; or (iii) a settlement of the claims is approved by a court of competent jurisdiction. Pursuant to that certain Agency Agreement among the Partnership, the General Partner, the Placement Agents and others, the Placement Agents are to receive certain indemnifications. Such indemnifications, however, shall be limited to the same extent that the General Partner's indemnifications are limited by this subsection D. In any claim for indemnification for Federal or state securities law violations, the party seeking indemnification shall place before the court the position, if available, of the Securities and Exchange Commission and the Massachusetts Securities Division with respect to the issue of indemnification for securities law violation.

         SECTION 5.07. Designation of Tax Matters Partner and Designated Person for Purposes of Investor List

         A. The General Partner shall act as the Tax Matters Partner of the Partnership, as provided in regulations pursuant to section 6231 of the Code and as the Designated Person for purposes of maintaining the Investor List. Each Partner hereby approves of such designation and agrees to execute, certify, acknowledge, deliver, swear to, file and record at the appropriate public offices such documents as may be deemed necessary or appropriate to evidence such approval.

         B. To the extent and in the manner provided by applicable Code sections and regulations thereunder, the Tax Matters Partner shall furnish the name, address, profits, interest and taxpayer identification number of each Partner to the IRS.

         C. To the extent and in the manner provided by applicable Code sections and regulations thereunder, the Tax Matters Partner shall inform each Partner of administrative or judicial proceeding for the adjustment of Partnership items required to be taken into account by a Partner for income tax purposes (such administrative proceedings being referred to as a "tax audit" and such judicial proceedings being referred to as "judicial review").

         D. The Tax Matters Partner is authorized, but not required:

                           (a) to enter  into any  settlement  with the IRS with
                  respect to any tax audit or judicial review, and in the settlement agreement the Tax Matters Partner may expressly state that such agreement shall bind all Partners except that such settlement agreement shall not bind any Partner who (within the time prescribed pursuant to the Code and regulations thereunder) files a statement with the IRS providing that the Tax Matters Partner shall not have the authority to enter into a settlement agreement on behalf of such Partner;

                           (b) in the event that a notice of a final administrative adjustment at the Partnership level of any item required to be taken into account by a Partner for tax purposes (a "final adjustment") is mailed to the Tax Matters Partner, to seek judicial review of such final adjustment, including the filing of a petition for readjustment with the Tax Court or the United States Claims Court, or the filing of a complaint for refund with the District Court of the United States for the district in which the Partnership's principal place of business is located;

                           (c) to intervene  in any action  brought by any other
                  Partner for judicial review of a final adjustment;

                           (d) to file a request for an administrative adjustment with the IRS at any time and, if any part of such request is not allowed by the IRS to file an appropriate pleading (petition or complaint) for judicial review with respect to such request;

                           (e) to enter into an agreement with the IRS to extend
                  the period for assessing any tax which is attributable to any item required to be taken into account by a Partner for tax purposes, or an item affected by such item; and

                           (f) to take any other action on behalf of the Partners or the Partnership in connection with any tax audit or judicial review proceeding to the extent permitted by applicable law or regulations.

         E. Notwithstanding any other provision of this Agreement, the Partnership shall indemnify and reimburse, to the full extent provided by law, the Tax Matters Partner for all expenses, including legal and accounting fees (as such fees are incurred), claims, liabilities, losses and damages incurred in connection with any tax audit or judicial review proceeding with respect to the tax liability of the Partners, the payment of all such expense shall be made before the distribution of Cash Available for Distribution to the Partners. Neither the General Partner nor any of its Affiliates nor other person shall be obligated to provide funds for such purpose.

         The taking of any action and the incurring of any expense by the Tax Matters Partner in connection with any such proceeding, except to the extent required by law, is a matter in the sole discretion of the Tax Matters Partner and the provisions on limitations of liability of the General Partner and indemnification set forth in Section 5.06 of this Agreement shall be fully applicable to the Tax Matters Partner in its capacity as such. The indemnification under this subsection is no broader than any other indemnification contained in Section 5.06.

                                   ARTICLE SIX
                    WITHDRAWAL AND REMOVAL OF GENERAL PARTNER

         SECTION 6.01. Limitation on Voluntary Withdrawal. Except as permitted in Section 5.02B, the General Partner shall not retire or withdraw voluntarily from the Partnership. The General Partner shall not sell, transfer or assign its entire general partnership Interest or any portion thereof other than as provided below. The General Partner shall be permitted to assign its rights to up to 80% of its interest in the Net Profits, Net Losses, Losses, Gain, Cash Available for Distribution, Capital Receipts and other allocations and distributions. The General Partner shall not be permitted to assign such rights unless the General Partner receives an opinion of counsel that such assignment shall not cause any adverse tax consequences to the Partnership or the Limited Partners or cause a default under any Partnership debt obligation. Notwithstanding anything to the contrary set forth in this Agreement, notwithstanding the assignment by the General Partner of its Interest in the Partnership, upon any such assignment (i) the General Partner shall not cease to be a general partner of the Partnership, and shall continue to be a general partner of the Partnership, and (ii) the General Partner shall not cease to have any and all rights and powers of a general partner under this Agreement and the Act and the power to exercise any and all rights and powers of a general partner under this Agreement and the Act and shall continue to have any and all such rights and powers and the assignee shall not acquire any such rights and powers of a general partner.

         SECTION 6.02. Bankruptcy or Dissolution of the General Partner. In the event of the bankruptcy or dissolution of the General Partner, the General Partner shall immediately cease to be the General Partner and its Interest shall terminate; provided, however, that such termination shall not affect any rights or liabilities of the General Partner which matured prior to such event, or the value, if any, at the time of such event of the Interest of the General Partner.

         SECTION 6.03. Liability of Withdrawn General Partner. If the General Partner shall cease to be the General Partner of the Partnership, it shall be and remain liable for all obligations and liabilities incurred by it as General Partner prior to the time such withdrawal shall have become effective, but it shall be free of any obligation or liability incurred on account of the activities of the Partnership from and after the time such withdrawal shall have become effective.

         SECTION 6.04. Removal of General Partner. In the event of the removal of the General Partner pursuant to
Section 10.02B, the removed General Partner's Interest as General Partner in the Partnership shall become a limited partnership interest but without any voting or consensual rights which other Limited Partners may have.

         SECTION 6.05. Substitute General Partner. If the General Partner shall withdraw, be removed, dissolve or become bankrupt, it shall promptly notify the Limited Partners and thereafter the Limited Partners may elect by written vote of Limited Partners holding all of the Units within 90 days of such withdrawal, removal, dissolution or bankruptcy to continue the Partnership and appoint a substitute general partner effective as of the withdrawal, removal, dissolution or bankruptcy of the retiring General Partner. Within 120 days following the withdrawal, removal, dissolution or bankruptcy of the General Partner, in the event action pursuant to this Section 6.05 is not taken, the Limited Partners, acting by affirmative vote of a majority in interest thereof, may elect in writing to reconstitute and continue the business of the Partnership by forming a new partnership upon terms identical to the terms set forth in this Agreement. Any such election must also provide for the election of a general partner to the new partnership. If such an election is made, all of the Limited Partners of the Partnership shall continue as Limited Partners of the new limited partnership.

                                  ARTICLE SEVEN
                             ASSIGNABILITY OF UNITS

         SECTION 7.01.  Restrictions on Assignments

         After the admission to the Partnership of the Limited Partners, no Limited Partner shall have the right to assign any Interest except with the Consent of the General Partner, the giving or withholding of which is exclusively within the discretion of the General Partner, and provided further that:

         A. No assignment of any Interest may be made other than on the first day of an Accounting Period.

         B. No assignment of any Interest may be made if the assignment is pursuant to a sale or exchange of the Interest and if the Interest sought to be assigned, when added to the total of all other Interests assigned within a period of 12 consecutive months prior thereto, would, in the opinion of legal counsel for the Partnership, result in the Partnership being deemed to have been terminated within the meaning of section 708 of the Code. The General Partner shall give Notification to all Limited Partners in the event that sales or exchanges should be suspended for such reason. Any deferred sales or exchanges shall be made (in chronological order to the extent practicable) as of the first day of an Accounting Period after the end of any such 12-month period, subject to the provisions of this Article Seven.

         C. The General Partner may require that any assignment of an Interest in the Partnership be made only if the assignor or assignee provides an opinion of counsel that such assignment would not require filing of a registration statement under the Securities Act of 1933, as amended, and would otherwise not be in violation of any Federal or state securities or Blue Sky laws (including any investment suitability standards) applicable to the Partnership. At any time within one year of the closing of the sale of the Units, the General Partner will require such an opinion of counsel for any assignment.

         D. No purported assignment by the holder of any Unit after which the assignor or the assignee would hold a fraction of a Unit (other than a one-half
Unit) will be permitted or recognized (except for assignments by gift, inheritance or family dissolution or assignments to Affiliates of the assignor).

         E. No assignment of any Interest may be made if, in the opinion of legal counsel to the Partnership, it would result in the Partnership being treated as an association taxable as a corporation.

         F. No assignment of any Interest may be made if, in the opinion of legal counsel to the Partnership, it would result in the Partnership not being able to obtain or continue in effect any license permitting the service or sale of alcoholic beverages in the Hotel.

         G. No assignment of any Interest may be made to a Tax-Exempt Entity including, without limitation, foreign persons and entities.

         SECTION 7.02.  Assignees and Substituted Limited Partners

         A. If a Limited Partner dies, the executor, administrator or trustee, or, if a Limited Partner is adjudicated incompetent or insane, the committee, guardian or conservator, or, if a Limited Partner becomes bankrupt, the trustee or receiver of the estate, shall have all the rights of a Limited Partner for the purpose of settling or managing the estate and such power as the decedent or incompetent possessed to assign all or any part of the Units and to join with the assignee thereof in satisfying conditions precedent to such assignee becoming a Substituted Limited Partner. The death, dissolution, adjudication of incompetence or bankruptcy of a Limited Partner in and of itself shall not dissolve the Partnership.

         B. The Partnership need not recognize for any purpose any assignment of any Interest unless there shall have been filed with the Partnership a duly executed and acknowledged counterpart of the instrument making such assignment signed by both the assignor and the assignee and such instrument evidences the written acceptance by the assignee of all of the terms and provisions of this Agreement and represents that such assignment was made in accordance with all applicable laws and regulations (including investment suitability requirements).

         C. Limited Partners who shall assign all their Interests shall cease to be Limited Partners of the Partnership except that unless and until a Substituted Limited Partner is admitted in his stead, the assigning Limited Partner shall not cease to be a Limited Partner of the Partnership and shall retain the statutory rights and powers of a limited partner under the Act.

         D. Any Person who is an assignee of any of the Interests of a Limited Partner and who has satisfied the requirements of Section 7.01 and Section 7.02B shall become a Substituted Limited Partner when the General Partner has accepted such Person as a Limited Partner of the Partnership and the books and records of the Partnership reflect such Person as admitted to the Partnership as a Limited Partner and when such Person shall have satisfied the conditions of Section 11.02A and shall have paid all reasonable legal fees and filing costs in connection with the substitution as a Limited Partner; provided, however, that the General Partner's consent to the substitution of any assignee of an Interest as a Substituted Limited Partner may be granted or withheld in its sole discretion.

         E. Any Person who is the assignee of an Interest of a Limited Partner, but who does not become a Substituted Limited Partner and desires to make a further assignment of any such Interests, shall be subject to all the provisions of this Article Seven to the same extent and in the same manner as any Limited Partner desiring to make an assignment of the Interests.

         F. There shall be no restrictions on the assignments of Interests except as provided in Article Six or this Article Seven.


                                  ARTICLE EIGHT
                 DISSOLUTION AND LIQUIDATION OF THE PARTNERSHIP

         SECTION 8.01.  Events Causing Dissolution

         A. The Partnership shall be dissolved on the first to occur of the following events:

                  (i)      the bankruptcy of the Partnership;

                  (ii) the withdrawal or removal of the General Partner, unless the Partnership is continued pursuant to Section 6.05;

                  (iii) the dissolution or bankruptcy of the General Partner, unless the Partnership is continued pursuant to Section 6.05;

                  (iv) the sale or other disposition of all of the property of the Partnership; or

                  (v)      the expiration of the term of the Partnership.

         Dissolution of the Partnership shall be effective on the day on which the event occurs giving rise to the dissolution. The Partnership shall not terminate until the assets of the Partnership shall have been liquidated as provided in Section 8.02. Notwithstanding the dissolution of the Partnership, prior to the termination of the Partnership, as aforesaid, the business of the Partnership and the affairs of the Partners as such, shall continue to be governed by this Agreement.

         B. Except as otherwise provided in Section 8.02E, Partners shall look solely to the assets of the Partnership for all distributions with respect to the Partnership and their Capital Contribution thereto, and shall have no recourse therefor (upon dissolution or otherwise) against the General Partner or any Limited Partner.

         SECTION 8.02.  Liquidation

         A. Upon dissolution of the Partnership, the General Partner shall liquidate the assets of the Partnership and the proceeds of such liquidation shall be applied and distributed in the following order of priority:

                  (i)      to the payment of the expenses of the liquidation;

                  (ii) to the payments of Partnership Debt and all other liabilities of the Partnership owing to creditors of the Partnership other than Partners who are creditors;

                  (iii) to the payment of any loans or advances that may have been made by any of the Partners to the Partnership; and

                  (iv) pro rata to the General Partner and to the Limited Partners to reduce any net balances then existing in the Capital Accounts of the Partners.

         B. Notwithstanding the foregoing, in the event the General Partner shall determine that an immediate sale of all or part of the Partnership assets would cause undue loss to the Partners, the General Partner, in order to avoid such loss, may, after having given notification to all the Limited Partners, to the extent not then prohibited by the limited partnership act of any jurisdiction in which the Partnership is then formed or qualified and applicable in the circumstances, either defer liquidation of and withhold from distribution for a reasonable time any assets of the Partnership except those necessary to satisfy the Partnership's debts and obligations, or distribute the assets of the Partnership in kind.

         C. If any assets of the Partnership are to be distributed in kind, such assets shall be distributed on the basis of the fair market value thereof, and any Partner entitled to any interest in such assets shall receive such interest therein as a tenant-in-common with all other Partners so entitled. The fair market value of such assets shall be determined by an independent appraiser to be selected by the General Partner by random number from a list of three qualified appraisers obtained by the General Partner from the American Institute of Real Estate Appraisers.

         D. The General Partner shall cause the liquidation and distribution of all the Partnership's assets and shall cause the cancellation of the Partnership's certificate of limited partnership upon completion of winding up the business of the Partnership.

         E. Upon a dissolution of the Partnership if, after giving effect to Sections 8.02A through 8.02D hereof for the Fiscal Year in which such dissolution occurs, there shall be a deficit in the Capital Account of the General Partner, while there is a positive balance in the capital account of any other Partner, the General Partner shall contribute to the Partnership (in cash) the amount of such deficit, which thereupon shall be distributed by the Partnership pro rata to any Partner possessing a positive balance in his capital account. Such contribution by the General Partner is to be made to the Partnership not later than the close of the taxable year in which the dissolution occurs.


                                  ARTICLE NINE
           BOOKS AND RECORDS, ACCOUNTING, REPORTS, TAX ELECTIONS, ETC.

         SECTION 9.01. Bood and Records. The books and records of the Partnership shall be maintained by the General Partner in accordance with applicable law at the principal office of the Partnership and shall be available for examination at such location by any Partner or such Partner's duly authorized representatives at any and all reasonable times for any purpose reasonably related to the Partner's interest in the Partnership. Any Partner, upon paying the costs of collating, duplication and mailing, shall be entitled, upon written application to the General Partner, to a copy of the list of the names and addresses of the Limited Partners and the number of Units owned by each of them for any purpose reasonably related to the Partners' interests in the Partnership.

         SECTION 9.02. Accounting and Fiscal Year. The books of the Partnership will be kept on the accrual basis. The Partnership will report its operations for tax purposes on the accrual method. The Fiscal Year of the Partnership shall end December 31 in each year.

         SECTION 9.03. Bank Accounts and Investments. The bank accounts of the Partnership shall be maintained in such banking institutions as the General Partner shall determine, and withdrawals shall be made only in the regular course of Partnership business on such signature or signatures as the General Partner may determine. All deposits and other funds not needed in the operation of the business or not yet invested may be invested as provided in Section 5.01C or in U.S. government securities, securities issued or guaranteed by U.S. government agencies, securities issued or guaranteed by states or municipalities, certificates of deposit and time or demand deposits in commercial banks, bankers' acceptances, savings and loan association deposits or deposits in members of the Federal Home Loan Bank System. The funds of the Partners shall not be commingled with the funds of any other Person.

         SECTION 9.04. Reports. The General Partner shall deliver to each Partner the following:

         A. As soon as practicable but in no event later than 75 days after the end of each Fiscal Year of the Partnership, such information as shall be necessary for the preparation by such Partner of a Federal income tax return, and state income or other tax returns with regard to the jurisdictions in which the Hotel is located. Such information shall include computation of the distributions to such Partner and the allocation to such Partner of the Net Profits or Net Losses, as the case may be, the Gain or Loss, as the case may be, recognized by or allocated to the Partnership on the sale of the Hotel or other Partnership properties during such Fiscal Year; and

         B. Within 120 days after the end of each Fiscal Year of the Partnership, a statement prepared by the General Partner on an accrual basis of accounting which statement is to be audited and certified by a firm of independent public accountants selected by the General Partner, setting forth its opinion as to the items in clauses (i) and (ii) below, which statement shall set forth the following:

                  (i) a statement of assets, liabilities and Partners' capital, a statement of income and expenses on an accrual basis and a statement of cash flows, and a statement of changes in Partners' capital;

                  (ii) the balances in the Capital Accounts of the Limited Partners in the aggregate and of the General Partner;

                  (iii) a report (which need not be audited) summarizing the fees, commissions, compensation and other remuneration and reimbursed expenses paid by the Partnership for such Fiscal Year to the General Partner or any Affiliate of the General Partner and the services performed; and

                  (iv) a budget (which need not be audited) setting forth the expected Net Profits and Net Losses per Unit, for the current Fiscal Year.

         C. Within 75 days after the end of each of the first three Fiscal Quarters of each Fiscal Year of the Partnership, the General Partner shall send to each Person who was a Limited Partner at any time during the Fiscal Quarter then ended (i) a balance sheet (which need not be audited) and (ii) a profit and loss statement (which need not be audited) and any other pertinent information regarding the Partnership and its activities during the period covered by the report.

         D. Concurrent with the report sent pursuant to Section 9.04C for the third Fiscal Quarter of each Fiscal Year, the Partner will be furnished an estimate of Net Profits or Net Losses per Unit for such Fiscal Year.

         E. The General Partner may prepare and deliver to the Limited Partners from time to time in its sole discretion during each Fiscal Year, in connection with cash distributions, unaudited statements showing the results of operations of the Partnership to the date of such statement.

         F. The General Partner shall prepare and file such registration statements, annual reports, quarterly reports, current reports, proxy statements and other documents, if any, as may be required under the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission thereunder.

         SECTION 9.05.  Tax Depreciation and Elections

         A. With respect to all depreciable assets of the Partnership, the General Partner may, in its sole discretion, elect to use such depreciation method for Federal tax purposes as it deems appropriate and in the best interest of the Partners generally.

         B. The General Partner shall be permitted in any Fiscal Year to make an election under section 754 of the Code and such other tax elections as it may from time to time deem necessary or appropriate.

         SECTION 9.06. Interim Closing of the Books. There shall be an interim closing of the books of account of the Partnership (i) at the date of the admission to the Partnership of the Original Limited Partners, (ii) at any time a taxable year of the Partnership ends pursuant to the Code and (iii) at such other times as the General Partner shall determine are required by good accounting practice or may be appropriate under the circumstances.


                                   ARTICLE TEN
                 MEETINGS AND VOTING RIGHTS OF LIMITED PARTNERS

         SECTION 10.01.  Meetings

         A. Meetings of the Limited Partners for any purpose may be called by the General Partner and shall be called by the General Partner upon receipt of a request in writing signed by Limited Partners holding 10% or more of the Units. Notification of any such meeting shall be sent to the Limited Partners within 10 business days after receipt of such a request. Such request or any notification from the General Partner shall state the purpose of the proposed meeting and the matters proposed to be acted upon thereat. Such meeting may be held at the principal office of the Partnership or at such other location within the United States as the General Partner may deem appropriate or desirable. In addition, the General Partner may, and upon receipt of a request in writing signed by Limited Partners holding 25% or more of the Units, the General Partner shall submit any matter (upon which the Limited Partners are entitled to act) to the Limited Partners for a vote by written Consent without a meeting.

         B. Notification of any such meeting shall be given not less than 10 days nor more than 60 days before the date of the meeting, to the Limited Partners at their record addresses, or at such other address which they may have furnished in writing to the General Partner. Such Notification shall be in writing, and shall state the place, date, hour and purpose of the meeting, and shall indicate that it is being issued at or by the direction of the Partner or Partners calling the meeting. If a meeting is adjourned to another time or place, and if any announcement of the adjournment of time or place is made at the meeting, it shall not be necessary to give Notification of the adjourned meeting. The presence in person or by proxy of Limited Partners holding a majority of the Units (which, in the case of an Interested Transaction, must include a majority of the Units held by Limited Partners other than the General Partner and its Affiliates) shall constitute a quorum at all meetings of the Limited Partners; provided, however, that if there be no such quorum, Limited Partners holding a majority of the Units so present or so represented may adjourn the meeting from time to time without further notice, until a quorum shall have been obtained. No Notification of the time, place or purpose of any meeting of Limited Partners need be given to any Limited Partner who attends in person or is represented by proxy (except when a Limited Partner attends a meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business on the ground that the meeting is not lawfully called or convened), or to any Limited Partner entitled to such notice who, in a writing executed and filed with the records of the meeting, either before or after the time thereof, waives such Notification.

         C. For the purpose of determining the Limited Partners entitled to vote at any meeting of the Partnership or any adjournment thereof, or entitled to Consent to any matter upon which the Limited Partners are entitled to act by written Consent without a meeting, the General Partner or the Limited Partners requesting such meeting may fix, in advance, a date as the record date for any such determination of Limited Partners. Such date shall be not more than 60 days nor less than 10 days before any such meeting.

         D. The Limited Partners may authorize any Person to act for them by proxy in all matters in which a Limited Partner is entitled to participate, whether by waiving notice of any meeting, or voting or participating at a meeting. Every proxy must be signed by the Limited Partner or the Partner's attorney-in-fact. No proxy shall be valid beyond the period permitted by law. Every proxy shall be revocable at the pleasure of the Limited Partner executing it.

         E. At each meeting of Limited Partners, the General Partner shall appoint such officers and adopt such rules for the conduct of such meeting as the General Partner shall deem appropriate.

         F. As and to the extent that the Securities Exchange Act of 1934 is applicable to the procedural rules governing any meeting of Limited Partners (including any proxies or proxy statement related thereto), the provisions of such Act shall take precedence over any provision of this Section 10.01 which may be inconsistent therewith.

         G. If any Consents, determinations or votes of Limited Partners, with or without a meeting, are to be requested, made or taken with respect to an Interested Transaction, Units held by, the General Partner or any of its Affiliates (other than officers, directors or employees of the General Partner or any of its Affiliates) shall be voted in the same manner as the vote of Limited Partners holding, in their capacity as Limited Partners and not as assignees, a majority of the outstanding Units actually voting on the Interested Transaction (not including those Units held by the General Partner or any of its Affiliates other than officers, directors or employees of the General Partner or any of its Affiliates); provided, however, that no Interested Transaction shall be deemed to be approved unless a majority of the Units held by Limited Partners other than the General Partner and its Affiliates are present in person or by proxy at the meeting at which such Interested Transaction is considered, or, if written consents are sought with respect to such Interested Transaction, consents representing a majority of the Units held by Limited Partners other than the General Partner and its Affiliates are returned and not withdrawn prior to the expiration of the consent solicitation period. With respect to all matters other than an Interested Transaction, the General Partner and its Affiliates may vote Units held by them as Limited Partners in their sole and absolute discretion.

         SECTION 10.02.  Special Voting Rights of Limited Partners

         A. If at any time any agreement (including the Hotel Operating Lease, if the Operating Tenant is an Affiliate of the General Partner) pursuant to which operating management of any property of the Partnership is vested in the General Partner or an Affiliate of the General Partner or in Marriott
International, Inc. or any of its Affiliates and if pursuant to the terms of such agreement the Partnership has a right to terminate such agreement as a result of the failure of the operation of such property to attain any economic objective, the Limited Partners, without the Consent of the General Partner, may, upon the affirmative vote of Limited Partners holding a majority of the Units, take action to exercise the right of the Partnership to terminate such agreement.

         B. To the extent not inconsistent with applicable law, in the event that the General Partner has breached its obligations under Section 5.03B, has committed any act of fraud or has committed and not, within a reasonable period of time, remedied any act of bad faith or gross negligence in carrying out its duties as the general partner, Limited Partners holding a majority of the Units may, without the Consent of the General Partner, vote to:

                  (i) amend this Agreement, provided, however, that the allocable percentage interests of the Partners in the allocations set forth in Article Four may not be altered, and no new material obligation may be imposed on any Partner without such Partner's approval;

                  (ii)     dissolve the Partnership; or

                  (iii) remove the General Partner.

                                 ARTICLE ELEVEN
                            MISCELLANEOUS PROVISIONS

         SECTION 11.01.  Appointment of General Partner as Attorney-in-Fact

         A. Each Limited Partner, including each Substituted Limited Partner, by the execution and delivery of this Agreement, irrevocably constitutes and appoints the General Partner and the President, any Vice President, Secretary, Treasurer, Assistant Secretary and Assistant Treasurer of any corporate General Partner as his true and lawful attorney-in-fact with full power and authority in such Limited Partner's name, place, and stead to execute, acknowledge, deliver, swear to, file, and record at the appropriate public offices such documents as may be necessary or appropriate to carry out the provisions of this Agreement, including but not limited to:

                  (i) all counterparts of this Agreement, and any amendment or restatement thereof, including all certificates and instruments, which the General Partner deems appropriate to form, qualify or continue the Partnership as a limited partnership (or a partnership in which the Limited Partners will have limited liability comparable to that provided by the Act) in the jurisdictions in which the Partnership may conduct business or in which such formation, qualification or continuation is, in the opinion of the General Partner, necessary or desirable to protect the limited liability of the Limited Partners;

                  (ii) all amendments to this Agreement adopted in accordance with the terms hereof and all instruments which the General Partner deems appropriate to reflect a change or modification of the Agreement in accordance with the terms hereof;

                  (iii) all documents or instruments which the General Partner deems appropriate to reflect the admission of a Limited Partner (including any Substituted Limited Partner), in accordance with this Agreement, the dissolution of the Partnership, sales or transfers of Partnership property, sales or transfers of Interests, or the initial amount or increase or reduction in amount of any Partner's Capital Contribution or reduction in any Partner's Capital Account;

                  (iv) any instrument or document requested by the Partnership or any purchaser of the Interest of a Defaulting Limited Partner under the provisions of Section 3.05 of this Agreement;

                  (v) all documents, including but not limited to financing statements, necessary or appropriate to perfect and continue the Partnership's security interest in such Limited Partner's Interest; and

                  (vi) any instrument, certificate or document to implement the provisions of Section 5.01C(vii).

         B. The appointment by all Limited Partners of the General Partner and the aforesaid officers of any corporate General Partner as attorney-in-fact shall be deemed to be a power coupled with an interest, in recognition of the fact that each of the Partners under this Agreement will be relying upon the power of the General Partner to act as contemplated by this Agreement in any filing and other action by it on behalf of the Partnership, and shall survive, and not be affected by the subsequent bankruptcy, death, incapacity, disability, adjudication of incompetence or insanity, or dissolution of any Person hereby giving such power and the transfer or assignment of all or any part of the Units or Interest of such Person; provided, however, that in the event of the transfer by a Limited Partner of all of such Limited Partner's Interest, the foregoing power of attorney of a transferor Partner shall survive such transfer only until such time as the transferee shall have been admitted to the Partnership as a Substituted Limited Partner and all required documents and instruments shall have been duly executed, filed and recorded to effect such substitution.

         SECTION 11.02  Amendments

         A. Each Limited Partner, Substituted Limited Partner and any successor General Partner shall become a signatory hereof by signing such number of counterpart signature pages to this Agreement and such other instrument or instruments, and in such manner, as the General Partner shall determine. By so signing, each Limited Partner, Substituted Limited Partner or successor General Partner, as the case may be, shall be deemed to have adopted, and to have agreed to be bound by all the provisions of, this Agreement subject to the provisions of Section 7.02D.

         B. In addition to the amendments otherwise authorized herein, amendments may be made to this Agreement from time to time by the General Partner with the Consent of the holders of a majority of the Units; provided, however, that without the Consent of all Partners, this Agreement may not be amended so as to (i) convert the Interest of a Limited Partner into a general partner's Interest; (ii) modify the limited liability of a Limited Partner;
(iii) alter the Interest of a Partner in Net Profits, Net Losses, or Gain or Loss or distributions of Cash Available for Distribution, Sale Proceeds, Refinancing Proceeds or change the percentage of Partners which is required to Consent to any action hereunder; (iv) modify the liability of the General Partner as provided in Section 3.08; (v) permit the General Partner to take any action prohibited by Section 5.02; (vi) cause the Partnership to be treated for Federal income tax purposes as an association taxable as a corporation; or (vii) effect any amendment or modification to this Section 11.02B.

         C. If this Agreement shall be amended as a result of adding or substituting a Limited Partner, the amendment to this Agreement shall be signed by the General Partner and by the Person to be substituted or added and, if a Limited Partner is to be substituted, by the assigning Limited Partner. If this Agreement shall be amended to reflect the withdrawal or removal of the General Partner when the business of the Partnership is being continued, such amendment shall be signed by the withdrawing General Partner (and the General Partner hereby so agrees) and by the successor General Partner.

         D. In making any amendments, there shall be prepared and filed for recordation by the General Partner such documents and certificates as shall be required to be prepared and filed, no such filing being required solely by reason of this Agreement, under the Act and under the laws of the other jurisdictions under the laws of which the Partnership is then formed or qualified, not less frequently, in the case of a substitution of a Limited Partner, than once each calendar quarter.

         F. The General Partner may, without the Consent of the Limited Partners, make any amendment to this Agreement as is necessary to clarify the provisions hereof so long as such amendment does not adversely affect the rights of the Limited Partners or assignees of their Interests under this Agreement in any material respect.

         SECTION 11.03. General Partner Representations and Warranties. The General Partner represents that the Partnership shall not incur the cost of any insurance which insures any party against any liability as to which such party is prohibited from being indemnified under this Agreement.

         SECTION 11.04. Binding Provisions. The covenants and agreements contained herein shall be binding upon, and inure to the benefit of, the heirs, executors, administrators, personal representatives, successors and assigns of the respective parties hereto.

         SECTION 11.05. Applicable Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Delaware.

         SECTION 11.06. Counterparts. This Agreement may be executed in several counterparts, all of which together shall constitute one agreement binding on all parties hereto, notwithstanding that all the parties have not signed the same counterpart.

         SECTION 11.07. Separability of Provision. Each provision of this Agreement shall be considered separable and if for any reason any provision or provisions hereof are determined to be invalid and contrary to any existing or future law, such invalidity shall not impair the operation of or affect those portions of this Agreement which are valid.

         SECTION 11.08. Article and Section Titles. Article and section titles are for descriptive purposes only and shall not control or alter the meaning of this Agreement as set forth in the text.

         SECTION 11.09. Short-Form Filings. The General Partner shall have authority to sign any short-form Certificate of Limited Partnership or restated or amended Certificate of Limited Partnership meeting the requirement of applicable law which reflects this Agreement, as same may be amended.

         IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

                                       GENERAL PARTNER:
                                       MARRIOTT DESERT SPRINGS CORPORATION



                                       By




                                       LIMITED PARTNERS:
                                       All Limited Partners
                                       now  and  hereafter admitted to the
                                       Partnership as limited partners of the
                                       Partnership pursuant to powers of
                                       attorney now and hereafter executed in
                                       favor of and delivered to the General
                                       Partner.



                                       By:  MARRIOTT DESERT SPRINGS CORPORATION
                                        as Attorney-in-Fact for all the Limited
                                        Partners



                                       By

                                 ACKNOWLEDGEMENT


STATE OF NEW YORK                           )
COUNTY OF                                   )


         On   this                day   of                        ,    1997,
before   me   personally    appeared                           , to me known,
who, first by me duly sworn, did depose seal and say that he is the Vice President of Marriott Desert Springs Corporation that he knows the seal of such corporation and that such seal hereto affixed is such seal and that it was so affixed by order of the Board of Directors of Marriott Desert Springs Corporation and that he signed his name thereof on behalf of the General Partner by order of the Board of Directors of Marriott Desert Springs Corporation.

         IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.



(SEAL)                                                   Notary Public for:
                                                         My Commission Expires:

                                 ACKNOWLEDGEMENT


STATE OF NEW YORK                           )
COUNTY OF                                   )


         On   this                day   of                        ,    1997,
before   me   personally    appeared
                                                               ,  to me known,
who, first by me duly sworn, did depose and say that he is the Vice President of Marriott Desert Springs Corporation that he knows the seal of such corporation and that such seal hereto affixed is such seal and that it was so affixed by order of the Board of Directors of Marriott Desert Springs Corporation, and that he signed his name thereto on behalf of the General Partner as attorney in fact for all the Limited Partners of the Partnership.

       IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year in this certificate first above written.



(SEAL)                                                  Notary Public for:
                                                        My Commission Expires:

                                                Exhibit A


$75,000 per Unit                                _______________, 1987

__________ Units

                              LIMITED PARTNER NOTE

         FOR VALUE RECEIVED, the undersigned promises to pay to the order of Desert Springs Marriott Limited Partnership, a Delaware limited partnership (the "Partnership") at its offices at 10400 Fernwood Road, Bethesda, MD 20058, or at such other place as the holder hereof from time to time shall designate in writing to the undersigned, the principal sum of Seventy Five Thousand Dollars ($75,000) per Unit for the number of Units set forth above, without interest, in the following installments per Unit at the following times:

    Due Date                                                      Amount
     June 15, 1988............................................         $30,000 per Unit for
                                                                       the number of Units
                                                                       set forth above
     June 15, 1989............................................         $25,000 per Unit for
                                                                       the number of Units
                                                                       set forth above
     June 15, 1990............................................         $20,000 per Unit for
                                                                       the number of Units
                                                                       set forth above

         In the event the undersigned fails to pay in lawful money of the United States of America any amount which he is required to pay to the Partnership on or before the 20th day following the date when such amount is due and payable, a late payment fee of five percent (5%) of the amount of the overdue payment shall be added to the amount due. If default shall continue beyond 30 days after notice thereof to the undersigned, in addition to the aforesaid late charge, the unpaid portion of such installment shall bear interest from the due date of such installment until paid in full at a rate equal to the lesser of four percentage points in excess of the base rate of interest announced from time-to-time by

Bankers Trust Company, New York, New York, charged to its best commercial customers, or the maximum rate permitted by law. In no event may the late charge, if deemed to be interest under law, when added to any interest exceed the rate permitted by law. If the default continues beyond 30 days after notice thereof to the undersigned, the general partner of the Partnership (the "General Partner") shall also have the option of accelerating the payment of the entire unpaid balance of the note, and exercising all of the Partnership's rights and remedies under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), as hereinafter defined.

         The undersigned shall have the right to repay, in whole or in part, at any time, the unpaid principal balance to this note.

         All the provisions of the Partnership Agreement regarding this note are incorporated herein by reference.

         The undersigned agrees that in the event his subscription for a limited partnership interest in the Partnership is reduced, this note may be modified by the General Partner in its sole discretion, to reflect a corresponding reduction of the principal amount hereof, and the General Partner shall allocate such reduction equally among the installment payments due under this note.

         This note may not be modified orally, and shall be governed by, enforced, determined and construed in accordance with the laws of the State of Delaware. The undersigned hereby consents to the non-exclusive jurisdiction and venue of the courts of the State of Delaware and of the United States for the District of Delaware in connection with the collection of this note or any matter relating thereto and hereby irrevocably appoints the General Partner as its agent to receive service of process in the State of Delaware in connection with any such matter.

         In the event of default, the undersigned agrees to pay the costs of collection, including, without limitation, reasonable attorneys' fees and disbursements and court costs.

         The undersigned waives presentment, demand for payment, notice of dishonor, notice of protest, protest and all other notices or demands in connection with the delivery, acceptance, performance, default, endorsement or guaranty of this instrument, except as set forth in the Partnership Agreement. No failure or delay by the holder of this note in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise thereof or course of dealing preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

         To secure repayments of the outstanding amounts hereunder, the undersigned has, pursuant to the Partnership Agreement, hereby granted to the Partnership a security interest in all of the undersigned's right, title and interest in the undersigned's limited partnership interest in the Partnership. In the event that this note is negotiated, endorsed, assigned, transferred and/or pledged, all references to the Partnership shall apply to the one which receives the Partnership's interest as if the one instead of the Partnership was named as the original payee under this note.

         If any part of this note is determined by any court to be invalid or unenforceable, the remaining portions of this note will remain in effect. Any ambiguity or uncertainty in the note will be construed in favor of the Partnership.

         The terms of this note shall be binding upon and inure to the benefit of the respective successors and assigns of the Partnership and the undersigned.

         All definitions as used herein shall have the same meaning as such terms are used in the Partnership Agreement:

   If Subscriber is an individual:
         .........
         .........Print Name of Subscriber                                   Signature of Subscriber


         .........
         .........Print Name of Co-Subscriber (if any)                       Signature of Co-Subscriber (if any)

         If Subscriber is a corporation, partnership or trust:

           By:
                  Print Name of Subscribing Entity


                  Print Name of Authorized                                   Signature of Authorized Officer,
                  Officer, Partner or Trustee                                Partner or Trustee


                  Print Title of Authorized
                  Partner or Trustee


                  Print Name of Co-Trustee                                   Signature of Co-Trustee
                  (if required by trust instrument)                          (if required by trust instrument)


                           SECOND AMENDED AND RESTATED
                        AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                             DESERT SPRINGS MARRIOTT
                               LIMITED PARTNERSHIP

                                TABLE OF CONTENTS


                                                                            Page

ARTICLE ONE  DEFINED Terms...................................................D-1
ARTICLE TWO FORMATION, NAME, PLACE OF BUSINESS, PURPOSE AND TERM
      2.01  Formation........................................................D-7
      2.02  Name and Offices.................................................D-7
      2.03  Purpose..........................................................D-7
      2.04  Term.............................................................D-8
      2.05  Agent for Service of Process.....................................D-8
ARTICLE THREE  PARTNERS AND CAPITAL
      3.01  General Partner..................................................D-8
      3.02  [Intentionally Omitted]..........................................D-8
      3.03  Limited Partners.................................................D-8
      3.04  Capital Contribution by the General Partner......................D-8
      3.05  Capital Contributions by the Limited Partners....................D-8
      3.06  Partnership Capital.............................................D-11
      3.07  Liability of the Limited Partners...............................D-12
      3.08  Liability of the General Partner................................D-12
ARTICLE FOUR ALLOCATION OF PROFITS AND LOSSES; DISTRIBUTIONS OF CASH AND CERTAIN PROCEEDS
      4.01  Allocation of Net Profits.......................................D-12
      4.02  Allocation of Net Losses and Losses.............................D-13
      4.03  Allocation of Gain..............................................D-13
      4.04  Allocation Among Limited Partners of Net Profits, Gains, Net Losses
            and Losses......................................................D-14
      4.05  Allocation of Recapture Income..................................D-14
      4.06  Distribution of Cash Available for Distribution.................D-14
      4.07  Distribution of Refinancing Proceeds............................D-14
      4.08  Distribution of Sale Proceeds...................................D-15
      4.09  Allocation Among Limited Partners of Cash Available for
            Distribution, Refinancing Proceeds and Sale Proceeds............D-15
      4.10  Section 754 Adjustments.........................................D-15
      4.11  Special Allocation of Syndication Expenses......................D-15
      4.12  Contingent Adjustments..........................................D-16
      4.13  Special Allocation of Interest on Purchase Debt.................D-17
      4.14  Special Allocation in Event of Advances by General Partner......D-17

ARTICLE FIVE  RIGHTS, POWERS AND DUTIES OF THE GENERAL PARTNER
      5.01  Authority of the General Partner to Manage the Partnership......D-17
      5.02  Restrictions on Authority of the General Partner................D-20
      5.03  Duties and Obligations of the General Partner...................D-22
      5.04  Compensation of the General Partner.............................D-24
      5.05  Other Business of Partners......................................D-24
      5.06  Limitation on Liability of General Partner; Indemnification.....D-24
      5.07  Designation of Tax Matters Partner and Designated Person for
            Purposes of Investor List.......................................D-26
ARTICLE SIX  WITHDRAWAL AND REMOVAL OF GENERAL PARTNER
      6.01  Limitation on Voluntary Withdrawal..............................D-28
      6.02  Bankruptcy or Dissolution of the General Partner................D-28
      6.03  Liability of Withdrawn General Partner..........................D-28
      6.04  Removal of General Partner......................................D-28
      6.05  Substitute General Partner......................................D-29
ARTICLE SEVEN  ASSIGNABILITY OF UNITS
      7.01  Restrictions on Assignments.....................................D-29
      7.02  Assignees and Substituted Limited Partners......................D-30
ARTICLE EIGHT  DISSOLUTION AND LIQUIDATION OF THE PARTNERSHIP
      8.01  Events Causing Dissolution......................................D-31
      8.02  Liquidation.....................................................D-31
ARTICLE NINE  BOOKS AND RECORDS, ACCOUNTING, REPORTS, TAX ELECTIONS, ETC.
      9.01  Books and Records...............................................D-33
      9.02  Accounting and Fiscal Year......................................D-33
      9.03  Bank Accounts and Investments...................................D-33
      9.04  Reports.........................................................D-33
      9.05  Tax Depreciation and Elections..................................D-34
      9.06  Interim Closing of the Books....................................D-35
ARTICLE TEN  MEETINGS AND VOTING RIGHTS OF LIMITED PARTNERS
      10.01  Meetings.......................................................D-35
      10.02  Special Voting Rights of Limited Partners......................D-36
ARTICLE ELEVEN  MISCELLANEOUS PROVISIONS
      11.01  Appointment of General Partner as Attorney-in-Fact.............D-37
      11.02  Amendments.....................................................D-38
      11.03  General Partner Representations and Warranties.................D-39
      11.04  Binding Provisions.............................................D-39
      11.05  Applicable Law.................................................D-39
      11.06  Counterparts...................................................D-39
      11.07  Separability of Provisions.....................................D-39
      11.08  Article and Section Titles.....................................D-40
      11.09  Short Form Filings.............................................D-40

EXHIBIT A         Limited Partner Note

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


                              DESERT SPRINGS MARRIOTT
                              LIMITED PARTNERSHIP

                              By:  MARRIOTT DESERT SPRINGS CORPORATION
                                   General Partner




October 27, 1997              By:
                                   Patricia K. Brady
                                   Vice President and Chief Accounting Officer

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


                             DESERT SPRINGS MARRIOTT
                             LIMITED PARTNERSHIP

                             By:   MARRIOTT DESERT SPRINGS CORPORATION
                                   General Partner


October 27, 1997         By:   /s/ Patricia K. Brady
                                   Patricia K. Brady
                                   Vice President and Chief Accounting Officer