Form 10-K
period 1997-12-31
DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
filed 1998-03-31
CIK 832345

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

     [X]          Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended DECEMBER 31, 1997

                                      OR
     [_]        Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      Commission File Number:  0 - 16777

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                             52-1508601
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         10400 FERNWOOD ROAD
         Bethesda, Maryland                                       20817
----------------------------------------                    -------------------
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code:  301-380-2070

          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No _____ The Partnership became subject to Section 13 reporting August 29, 1997.

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

                 DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP


                               TABLE OF CONTENTS
                               -----------------
                                                                            PAGE NO.
                                                                            --------

                                    PART I
Item 1.     Business                                                               2

Item 2.     Property                                                               6

Item 3.     Legal Proceedings                                                      7

Item 4.     Submission of Matters to a Vote of Security Holders                    7


                                    PART II

Item 5.     Market For Registrant's Common Equity and
            Related Security Holder Matters                                        8

Item 6.     Selected Financial Data                                                9

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                             10

Item 8.     Financial Statements and Supplementary Data                           19

Item 9.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure                                              33


                                   PART III

Item 10.    Directors and Executive Officers of the Registrant                    33

Item 11.    Management Renumeration and Transactions                              34

Item 12.    Security Ownership of Certain Beneficial Owners and Management        34

Item 13.    Certain Relationships and Related Transactions                        35


                                    PART IV

Item 14.    Exhibits, Supplemental Financial Statement Schedules
            and Reports on Form 8-K                                               39

                                    PART 1



ITEM 1.   BUSINESS

DESCRIPTION OF THE PARTNERSHIP
------------------------------

Desert Springs Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership was formed on February 26, 1987 to own the Marriott's Desert Springs Resort and Spa and approximately 185 acres of land on which the Hotel and a golf course are located (the "Hotel"). Additionally, until April 24, 1996, the Partnership owned certain Trans World Airline, Inc. ("TWA") equipment (the "Equipment"). See Item 8, "Financial Statements and Supplementary Data."

On September 26, 1997, the General Partner received consents of limited partners of the Partnership (the "Limited Partners") holding a majority of limited partnership interests in the Partnership ("Units") approving certain amendments to the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The amendments, among other things, allowed the formation of certain subsidiaries of the Partnership including DS Hotel LLC and Marriott DSM LLC. The Partnership contributed the Hotel and its related assets to Marriott DSM LLC, which in turn contributed them to DS Hotel LLC, a bankruptcy remote subsidiary. Marriott DSM LLC, a bankruptcy remote subsidiary owns 100% of the membership interest in DS Hotel LLC. The Partnership owns 100% of the membership interest in Marriott DSM LLC.

The sole general partner of the Partnership, with a 1% interest in the Partnership, is Marriott Desert Springs Corporation (the "General Partner"), a Delaware corporation and a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). The Partnership is currently engaged solely in the business of owning the Hotel through its subsidiaries and, therefore, is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Hotel was leased to Marriott Hotel Services, Inc. ("MHSI" or the "Tenant"), a wholly-owned direct subsidiary of Marriott International, Inc. ("MII"), under a long-term lease agreement (the "Operating Lease"). A second golf course (the "Second Golf Course") is leased by the Partnership from Marriott's Desert Springs Development Corporation, a wholly-owned indirect subsidiary of MII. The Hotel had the right to use the Marriott name pursuant to the lease agreements. See Item 13, "Certain Relationships and Related Transactions."

On November 25, 1997, in connection with the refinancing of the Partnership's mortgage debt, the General Partner also negotiated with the Tenant to convert the Operating Lease to a management agreement (the "Management Agreement"). The Tenant became manager of the Hotel (the "Manager"). The initial term of the Management Agreement continues through 2022 with four successive renewal options of ten years each. Pursuant to the terms of the

Management Agreement, the Hotel owner has the right to use the Marriott name. If the Management Agreement is terminated, the Hotel owner will lose that right for all purposes (except as part of the Hotel owner's name). See Item 13, "Certain Relationships and Related Transactions".

The Hotel is among the premier resorts in the MII full service hotel system and caters primarily to meetings/conventions, leisure and commercial travel. Since the Hotel is located in the southern California desert, operating results are higher during the period from November to April each year. The Partnership has no plans to acquire any new properties. See Item 2, "Property."

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

AMENDMENTS TO THE PARTNERSHIP AGREEMENT
---------------------------------------

The following amendments to the Partnership Agreement were approved by a majority of the Limited Partners pursuant to the Consent Solicitation Statement which was initiated on August 29, 1997: (i) an amendment to the Partnership Agreement to authorize the General Partner to form or organize one or more subsidiaries of the Partnership, to contribute assets of the Partnership to any such subsidiary in exchange for the equity interests in such subsidiary, and to delegate its authority to manage any such subsidiary to a governing entity or other body in order to effect a structured refinancing such as the proposed refinancing structures, (ii) an amendment to the Partnership Agreement to amend the definition of "Affiliate" to make clear that a publicly-traded entity will not be deemed an affiliate of the General Partner or any of its Affiliates unless a person or group of persons directly or indirectly owns twenty percent or more of the outstanding common stock of both the General Partner and such other entity, (iii) an amendment to the Partnership

Agreement to revise the provisions relating to the authority of the General Partner to permit the General Partner, without obtaining the consent of the Limited Partners, to sell or otherwise transfer the Hotel to an independent third party, (iv) an amendment to the Partnership Agreement that would allow the General Partner to incur indebtedness in order to capitalize the Junior Lender (which will make the HM Junior Loan to the Partnership), (v) amendments to the Partnership Agreement to revise the provisions limiting the voting rights of the General Partner and its Affiliates to permit the General Partner and its Affiliates to have full voting rights with respect to all Units acquired by the General Partner and its Affiliates except on matters where the General Partner and its Affiliates have an actual economic interest other than as a Unitholder or general partner, (vi) amendments to the Partnership Agreement to amend certain terms and sections of the Partnership Agreement in order to reflect the fact that after the division of Marriott Corporation's operations into two separate public companies in 1993, Host Marriott (formerly known as Marriott Corporation) no longer owns the management business conducted by MII, delete certain obsolete references to entities and agreements that are no longer in existence and update the Partnership Agreement to reflect the passage of time since the formation of the Partnership, and (vii) an amendment to the Partnership Agreement to permit the General Partner, without the consent of the Limited Partners, to make any amendment to the Partnership Agreement as is necessary to clarify or update the provisions thereof so long as such amendment does not adversely affect the rights of Unitholders under the Partnership Agreement in any material respect.

COMPETITION
-----------

The lodging industry as a whole, and the upscale and luxury full-service segments in particular, is benefiting from a cyclical recovery as well as a shift in the supply/demand relationship with supply relatively flat and demand strengthening. The lodging industry posted strong gains in revenues and profits in 1997, as demand growth continued to outpace additions to supply. The General Partner expects full-service hotel room supply growth to remain limited through 1998 and for the foreseeable future. This supply/demand imbalance will result in improving occupancy and room rates which should result in improved operating profit.

Current trends in the hotel industry indicate that, through at least 1998, the outlook for the lodging industry remains positive. Demand increases are expected to continue to outpace supply additions in the upscale and luxury market in which the Hotel competes. Rooms supply growth, especially for the luxury and upscale segment, is forecasted to be limited as compared to growth in budget and mid-priced hotels. Acquisition prices for first class and luxury price properties are still at a discount to construction, or replacement cost. The favorable gap between demand increases and supply additions should continue to drive room rate increases, with occupancy rates leveling as targeted room rates are achieved.

The primary competition for the Hotel comes from the following first-class resort lodging-oriented hotels: (i) Marriott's Rancho Las Palmas Resort and Country Club with 450 guest rooms, (ii) Hyatt Grand Champions Resort with 336 guest rooms, (iii) La Quinta Hotel and Resort with 640 guest rooms, (iv) Ritz-Carlton Rancho Mirage with 238 guest rooms, (v) Westin Mission Hills Resort with 512 guest rooms and (vi) Stouffers Renaissance Hotels International with 560 rooms. The La Quinta Resort added an additional 18,000 square foot ballroom and a complete European health spa which opened in 1997. The Miramonte Resort, a 220 room upscale resort, opened in January 1998.

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

Policies with Respect to Conflicts of Interest

It is the policy of the General Partner that the Partnership's relationship with the General Partner, any of its affiliates or persons employed by the General Partner are conducted on terms which are fair to the Partnership and which are commercially reasonable.

The Partnership Agreement and the Second Amended and Restated Agreement of Limited Partnership (the "Amended Partnership Agreement") provides that agreements, contracts or arrangements between the Partnership and the General Partner, other than arrangements for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by the General Partner or its affiliates, which agreements will be on commercially reasonable terms, will be subject to the following conditions:

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

The Hotel is staffed by employees of the Manager.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners in 1996 or in prior years. The Partnership initiated a Consent Solicitation Statement on August 29, 1997. Pursuant to the Consent Solicitation Statement, the General Partner asked Limited Partners to consider and vote upon (i) incurrence of the HM Junior Loan,
(ii) an amendment to the Partnership Agreement to authorize the General Partner to form or organize one or more subsidiaries of the Partnership, to contribute assets of the Partnership to any such subsidiary in exchange for the equity interests in such subsidiary, and to delegate its authority to manage any such subsidiary to a governing entity or other body in order to effect a structured refinancing such as the proposed refinancing structures, (iii) an amendment to the Partnership Agreement to amend the definition of "Affiliate" to make clear that a publicly-traded entity will not be deemed an affiliate of the General Partner or any of its Affiliates unless a person or group of persons directly or indirectly owns twenty percent or more of the outstanding common stock of both the General Partner and such other entity, (iv) an amendment to the Partnership Agreement to revise the provisions relating to the authority of the General Partner to permit the General Partner, without obtaining the consent of the Limited Partners, to sell or otherwise transfer the Hotel to an independent third party, (v) an amendment to the Partnership Agreement that would allow the General Partner to incur indebtedness in order to capitalize the Junior Lender (which will make the HM Junior Loan to the Partnership), (vi) amendments to the Partnership Agreement to revise the provisions limiting the voting rights of the General Partner and its Affiliates to permit the General Partner and its Affiliates to have full voting rights with respect to all Units acquired by the General Partner and its Affiliates except on matters where the General Partner and its Affiliates have an actual economic interest other than as a unitholder or general partner, (vii) amendments to the Partnership Agreement to amend certain terms and sections of the Partnership Agreement in order to reflect the fact that after the division of Marriott Corporation's operations into two separate public companies in 1993, Host Marriott (formerly known as Marriott Corporation) no longer owns the management business conducted by Marriott International, Inc., delete certain obsolete references to entities and agreements that are no longer in existence and update the Partnership Agreement to reflect the passage of time since the formation of the Partnership, and (viii) an amendment to the Partnership Agreement to permit the General Partner, without the consent of the Limited Partners, to make any amendment to the Partnership Agreement as is necessary to clarify or update the provisions thereof so long as such amendment does not adversely affect the rights of Unitholders under the Partnership Agreement in any material respect.

A majority of the Limited Partner approved the incurrence of the HM Junior Loan and all of the amendments to the Partnership Agreement.


                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SECURITY HOLDER MATTERS

There is currently no public market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first day of each accounting period, and are subject to approval by the General Partner in its sole and absolute discretion and certain other restrictions. As of December 31, 1997 there were 1,110 holders of record of the 900 Units.

In accordance with Sections 4.06 and 4.09 of the Amended Partnership Agreement, cash available for distribution for any fiscal year will be distributed at least annually, as follows:

(i) first, through and including the end of the Accounting Period, as defined, during which the General Partner and the Limited Partners shall have received cumulative distributions of refinancing and/or sales proceeds ("Capital Receipts") equal to 50% of their capital contributions 1% to the General Partner and 99% to the Limited Partners (this threshold has not been met as of December 31, 1997).

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

On December 1, 1997, the Partnership made a distribution of capital from the proceeds of the refinancing in the amount of $22,727,000 as follows: $227,000 to the General Partner and $22,500,000 to the Limited Partners ($25,000 per Unit).

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

In accordance with Sections 4.07, 4.08 and 4.09 of the Amended Partnership Agreement, Capital Receipts not retained by the Partnership will be distributed to the owners of record on the last day of each Accounting Period in which the transaction is completed, as follows:

(i) first, 1% to the General Partner and 99% to the Limited Partners until the partners have received cumulative distributions of Capital Receipts equal to $90,909,100, and

(ii) thereafter, 10% to the General Partner and 90% to the Limited Partners.

As of December 31, 1997, cumulative distributions of Capital Receipts equaled $40,773,400 ($407,500 to the General Partner and $40,365,900 to the Limited Partners ($44,851 per Unit)).


ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years ended December 31, 1997:


                                                                 1997      1996       1995       1994     1993
                                                               -------    -------    -------    -------  -------
                                                                   (in thousands, except per Unit amounts)
Income......................................................   $27,233    $25,781    $24,351    $22,641  $21,571
                                                               =======    =======    =======    =======  =======

Net income (loss) before extraordinary income...............  $  2,161  $    109  $  1,585  $ (2,264)  $ (3,099)
                                                              ========  ========  ========  ========   ========
Extraordinary gain due to forgiveness of additional rental..  $ 27,538  $     --  $     --  $     --   $     --
                                                              ========  ========  ========  ========   ========
Net income (loss)...........................................  $ 29,699  $    109  $  1,585  $ (2,264)  $ (3,099)
                                                              ========  ========  ========  ========   ========
Net income (loss) per limited partner unit (900 Units)......  $ 32,669  $    120  $  1,743  $ (2,490)  $ (3,409)
                                                              ========  ========  ========  ========   ========
Total Assets................................................  $172,156  $164,882  $173,742  $172,238   $175,451
                                                              ========  ========  ========  ========   ========

Total Obligations...........................................  $186,821  $186,519  $193,941  $188,951   $185,941
                                                              ========  ========  ========  ========   ========

Cash Distributions per limited partner Unit (900 Units)       $ 25,000  $  1,702  $  5,577  $  4,404   $  5,498
                                                              =======   ========  ========  ========   ========

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The following discussion and analysis addresses the results of operations of the Partnership for the fiscal years ended December 31, 1997, 1996 and 1995.

Growth in the Partnership's total Hotel room sales, and thus rental income and revenue, is primarily a function of average occupancy and average room rates, as well as control of hotel operating costs. In addition, due to the amount of meeting/convention business at the Hotel, food and beverage and golf and spa operations have a direct effect on the Partnership's rental income and revenue. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP measure of revenue). REVPAR does not include food and beverage or other ancillary revenues generated by the Hotel. REVPAR for the years ended December 31, 1997, 1996 and 1995 was $124, $113 and $104, respectively. Food and beverage sales increased to $40.4 million in 1997 from $38.4 million in 1996 from $33.5 million in 1995 due to increased group sales.

Revenue for the period of November 25 through December 31, 1997 and net rental income from the Hotel and Equipment rental are applied to debt service, property taxes, partnership administrative costs, Partnership funded capital expenditures and cash distributions to the partners.

RESULTS OF OPERATIONS
---------------------

1997 Compared to 1996

   Hotel Rental Income. On November 25, 1997, in connection with the refinancing, the General Partner also negotiated with the Tenant to convert the Operating Lease to a management agreement (the "Management Agreement"). As a result of this conversion, full year 1997 hotel rental income is not comparable to full year 1996 hotel rental income. Hotel rental income for the period January 1 through November 25,1997 was $24 million. For the year, total Hotel sales increased 6% due primarily to a 7.5% increase in rooms revenue.
REVPAR improved 10% to $124 due to a 7% increase in average room rate to approximately $170 and a 2.0 percentage point increase in average daily occupancy to approximately 73%.

     Hotel Revenues. Effective November 25, 1997, the Partnership records revenues which represent gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive fees, property taxes, insurance and certain other costs. As a result of the conversion from an Operating Lease to a Management Agreement, Partnership hotel revenues were $2.6 million. This consists of the Hotel's operating results for the period of November 25 through December 31, 1997.

     Airline Equipment Rental Income. Airline equipment rental income was $1.2 million in 1996. The airline equipment lease was terminated in April 1996. On April 24, 1996, TWA, the lessee, terminated the lease and purchased the equipment, as permitted under the lease agreement.

     Other Income. Other income decreased 45% from $1.1 million in 1996 to $607,000 in 1997. The decrease is primarily due to the Partnership utilizing $8.2 million of cash and cash equivalents to reduce the balance of its outstanding mortgage debt combined with paying $2.7 million in refinancing costs which decreased the cash balance on which interest income is earned.

     Interest Expense. Interest expense decreased 5% from $15.5 million in 1996 to $14.8 million in 1997 due to a decrease in the Partnership's weighted average interest rate from 9.0% to 8.4%. The Partnership's $160 million Bridge Loan accrued interest at LIBOR plus 2.75 percentage points from January 1 through November 25, 1997, the closing date of the Bridge Loan refinancing. The weighted average interest rate for the Bridge Loan for this period was 8.4% compared to 9.0% in 1996. The refinancing of the Bridge Loan consists of three tiers of debt: a senior loan which bears interest at a fixed rate of 7.8%; a mezzanine loan, which bears interest at a fixed rate of 10.365%; and a Host Marriott junior loan which bears interest at a fixed rate of 13%.

     Depreciation. Depreciation and amortization decreased by $550,000 due to the retirement of $7 million of equipment in 1997.

     Property Taxes. Property taxes were unchanged at $2.0 million for both 1997 and 1996.

     Partnership Administration and Other. Partnership administration and other decreased from $474,000 in 1996 to $445,000 in 1997 due to a slight decrease in administrative costs related to the refinancing.

     Base Management Fee. As a result of the conversion to a management agreement, the Partnership recorded base management fees from November 26 through December 31, 1997. Base management fees are calculated as 3% of sales or $281,000 for 1997.

     Insurance and Other. As a result of the conversion to a management agreement, insurance and other expense was $256,000. This expense includes a loss of $163,000 on the retirement of fixed assets, $65,000 of insurance expense and $28,000 in equipment rental and permits and licenses.

     Incentive Management Fee. As a result of the conversion to a management agreement, the Partnership's incentive management fee expense from November 26 through December 31, 1997 was $123,000. As further explained in Note 7 to the financial statements, MII is entitled to a total of $2 million in fees for 1997, $123,000 of which is incentive management fee expense.

     Extraordinary Items. The Partnership recognized an extraordinary gain in 1997 of $27.5 million representing the forgiveness of additional rental by the Tenant/Manager.

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

     Interest Expense. Interest expense increased 16% from $13.4 million in 1995 to $15.5 million in 1996 due to an increase in the weighted average interest rate. The mortgage debt matured on July 27, 1996 and went into default on the maturity date. Pursuant to the loan documents, the mortgage debt accrued interest at the default rate of 10.75% until the refinancing on December 23, 1996. The weighted average interest rate on the first mortgage debt was 9.0% in 1996 and 7.8% in 1995.

     Depreciation. Depreciation and amortization decreased by $100,000 due to the write-off in 1995 of the airline equipment partially offset by an increase in building and equipment depreciation due to the $9.1 million rooms renovation.

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

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. As a result of the successful refinancing of the Partnership's mortgage debt, the General Partner believes that the Partnership will have sufficient capital resources and liquidity to conduct its operations in the ordinary course of business.

Principal Sources and Uses of Cash

The Partnership's principal source of cash was from the Hotel Operating Lease up until November 25, 1997, at which time the Operating Lease was converted to the Management Agreement. Upon conversion, the Partnership's principal source of cash is from Hotel operations. Prior to the Equipment Lease termination, the Partnership's principal sources of cash included rents received under the Equipment Lease and proceeds from Equipment sales. Its principal uses of cash are to fund the property improvement fund, pay debt service and cash distributions to the partners. Additionally, during 1996 and 1997, the Partnership utilized cash to pay financing costs incurred in connection with the refinancing of the mortgage debt.

The Hotel Operating Lease provided for the payment of the greater of Basic Rental or Owner's Priority. Basic Rental equaled 80% of Operating Profit, as defined in the Hotel Operating Lease. Owner's Priority equaled the greater of
(i) $20 million plus debt service on certain additional debt to expand the Hotel or (ii) Debt Service, as defined.

Pursuant to an agreement reached with MII, for fiscal year 1997, the $20 million Owner's Priority was increased to $20.5 million. MII was entitled only to the next $2 million of Operating Profit. Any additional Operating Profit in excess of $22.5 million was remitted entirely to the Partnership. For 1997, Operating Profit was $23.7 million, MII earned $2.0 million and the remaining $1.2 million was remitted to the Partnership. In connection with the long-term financing, MII agreed to waive any and all claims to Additional Rental that accrued prior to the consummation of the loan ($27.5 million).

On November 25, 1997, in connection with the refinancing, the General Partner also negotiated with the Tenant to convert the Operating Lease to a management agreement (the "Management Agreement"). The Tenant would become manager of the Hotel (the "Manager"). The initial term of the Management Agreement continues through 2022 with four successive renewal options of ten years each.

Beginning with fiscal year 1998 forward, the Management Agreement provides that no incentive fee will be paid to the Manager with respect to the first $21.5 million of Operating Profit (the "Owner's Priority"). Thereafter the Manager will receive the next $1.8 million of Operating Profit as an incentive management fee and any Operating Profit in excess of the $23.3 million will be divided 75% to the Partnership and 25% to the Manager. Any such payments will be made annually after completion of the audit of the Partnership's books.

Total cash provided by operations of the Hotel was $12.4 million, $7.0 million and $6.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Proceeds from the sale of airline equipment were $0 for the year ended December 31, 1997, $2.5 million for the year ended December 31, 1996, and $4.0 million for the year ended December 31, 1995 due to the sale of the equipment in 1996. Cash contributed to the property improvement fund of the Hotel was $4.6 million, $4.4 million and $3.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash distributed to the partners was $22.7 million, $1.5 million and $5.0 million during the years ended December 31, 1997, 1996 and 1995, respectively. Financing costs related to refinancing the mortgage debt were $1.2 million in 1997 and $2.7 million in 1996. There were no refinancing costs in 1995.

The General Partner expects that contributions to the property improvement fund will be a sufficient reserve for the future capital repair and replacement needs of the Hotel's property and equipment.

Pursuant to the terms of the Hotel Operating Lease and Management Agreement, the Partnership is obligated to fund major improvements for the Hotel's mechanical and heating systems. During 1998, the Partnership expects to fund approximately $2.0 million for improvements to the Hotel's HVAC system (heating, ventilating and air conditioning). Also, during 1998, the Partnership expects to fund approximately $350,000 on roof repair projects. The Partnership has established a reserve to pay for these improvements which is expected to be sufficient.
This reserve is being held by the mortgage loan lender. There are currently no additional Partnership funded capital expenditure items expected for 1998.

DEBT FINANCING
--------------

On December 23, 1996, pursuant to an agreement with the Partnership, GMAC Commercial Mortgage Corporation ("GMAC") purchased the existing mortgage debt of the Partnership and amended and restated certain terms thereof (as amended and restated, the "Bridge Loan"). The Bridge Loan consisted of a $160 million nonrecourse mortgage loan. The Partnership utilized $8.2 million from its refinancing reserve to reduce the outstanding principal balance of the existing mortgage debt to the $160 million outstanding under the Bridge Loan. In addition, the Partnership utilized $2.6 million from the refinancing reserve to pay costs associated with the financing including lender's fees, property appraisals, environmental studies and legal fees. Approximately half of the $2.6 million was for fees related to the long-term financing. The Bridge Loan was originated by Goldman Sachs Mortgage Company ("GSMC"), matured on October 31, 1997 and bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.75 percentage points and required that all excess cash from Hotel operations, if any, be held in a debt service reserve for future debt service or to reduce the outstanding principal balance of the Bridge Loan upon maturity. For the year ended December 31, 1996, the weighted-average interest rate on the Partnership's mortgage debt was 9.0%. For the period of January 1 through November 25, 1997 the weighted average interest rate was 8.4%.

The Bridge Loan was secured by the Partnership's fee interest in the Hotel, a security interest in certain personal property associated with the Hotel including furniture and equipment, contracts and other general intangibles and a security interest in the Partnership's rights under the Hotel operating lease, the Hotel purchase agreement and other related agreements.

Pursuant to the terms of the debt refinancing, there are no continuing requirements for a debt service guarantee. Host Marriott and the General Partner were released from their obligations to the Partnership under their original debt service guarantee with the refinancing of the Partnership's mortgage debt.

In conjunction with the refinancing of the mortgage debt, the General Partner reaffirmed a foreclosure guarantee to the lender in the amount of $50 million. Pursuant to the terms of the foreclosure guarantee, amounts would be payable only upon a foreclosure of the Hotel and only to the extent that the gross proceeds from a foreclosure sale were less than $50 million. The foreclosure guarantee was not reaffirmed with the refinancing of the Bridge Loan.

On September 26, 1997, the General Partner received unrevoked consents approving a new loan structure and certain amendments to the Partnership Agreement which were necessary to refinancing negotiations of the Bridge Loan. An extension agreement was signed with the current lender on October 30, 1997, extending the maturity date and loan terms of the Bridge Loan from October 31, 1997 until December 31, 1997, without penalty.

On November 25, 1997, the Partnership secured long-term refinancing for its $160 million Bridge Loan. The new financing consists of three tranches: 1) a $103 million senior loan, 2) a $20 million loan and 3) a $59.7 million junior loan. The $103 million senior loan (the "Senior Loan") is from GMAC Commercial Mortgage Company ("GMAC") to a newly formed bankruptcy remote subsidiary of the Partnership, DS Hotel LLC, which owns the Hotel and related assets. The Senior Loan matures in December, 2022 and is secured by a first mortgage lien on the Hotel. The loan bears interest at a fixed rate of 7.8% and requires monthly payments of interest and principal with amortization over its twenty-five year term. On June 11, 2010 the interest rate increases to 200 basis points over the then current yield on 12 year U.S. treasuries and also additional principal payments will be required as defined in the loan agreement.

The second tranche of debt consists of a $20 million loan (the "Mezzanine Loan") from Goldman Sachs Mortgage Company ("GSMC") to a newly formed bankruptcy remote subsidiary of the Partnership, Marriott DSM LLC, which secures the loan. Marriott DSM LLC owns a 100% interest in DS Hotel LLC. The Mezzanine Loan consists of a fully amortizing $20 million loan maturing in December, 2010. The loan bears interest at a fixed rate of 10.365% and requires monthly payments of interest and principal with amortization over a twelve and one-half year term.

The third tranche of debt consists of a junior loan, (the "HM Junior Loan") to the Partnership from MDSM Finance LLC ("MDSM"), a wholly owned subsidiary of the General Partner. The HM Junior Loan has a term of thirty years and requires no principal amortization for the first twelve and one-half years with a seventeen and one-half year amortization schedule thereafter. Security for the HM Junior Loan is the Partnership's 100% interest in Marriott DSM LLC. If remaining cash flow is insufficient to pay interest on the HM Junior Loan, interest is deferred and will accrue and compound and be payable from future cash flow. The HM Junior Loan also entitles MDSM to receive 30% of any excess cash flow, as defined, available annually, plus 30% of any net capital/residual proceeds after full repayment of the Senior Loan, the Mezzanine Loan and the HM Junior Loan.

In conjunction with the refinancing of the mortgage debt, the Partnership was required to establish cash reserves which are held by an agent of the lender including:

   .   $6.2 million debt service reserve
   .   $1.5 million reserve for capital expenditures
   .   $2.0 million reserve for payment of fees to the Tenant/Manager

The reserves were established from the Partnership's restricted cash related to the Bridge Loan in addition to Partnership operating cash.

In addition, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for the Hotel if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The Manager is a wholly-owned subsidiary of MII. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long-term senior unsecured debt effective April, 1997. Therefore, the Partnership was required to establish a reserve account for insurance and real estate tax. As of December 31, 1997, $581,000 remains available to pay insurance and real estate taxes. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The Partnership utilized $1.2 million from the refinancing reserve to pay costs associated with the financing including lender or subsidiary fees, property appraisals, environmental studies and legal fees.

Debt to MII

On April 30, 1996, the Partnership entered into a short-term loan with MII in the amount of $1,700,000 to fund a portion of the Hotel's rooms refurbishment project. The loan's stated maturity was June 13, 1997, bore interest at 8.5% and was to be repaid from the property improvement fund as contributions were made during the year. At December 31, 1996, the loan balance was $900,000. The loan was fully repaid on March 28, 1997.

Property Improvement Fund

The Partnership is required to maintain the Hotel in good repair and condition. The Hotel Operating Lease agreement and Management Agreement require the Tenant/Manager to make annual contributions to the property improvement fund for the Hotel on behalf of the Partnership. Contributions to the fund are equal to 4.5% of Hotel gross revenues through 1997 increasing to 5.5% thereafter. Total contributions to the fund were $3.8 million in 1995, $4.4 million in 1996 and $4.6 million in 1997. The balance of the Hotel's property improvement fund was $1.6 million as of December 31, 1997.

During the summer of 1996, a $9.1 million rooms refurbishment was completed at the Hotel. The property improvement fund was not sufficient to fund the refurbishment. The Partnership arranged a short-term loan from MII of up to $1.7 million at a fixed rate of 8.5% to finance the anticipated shortfall. The loan was repaid from the property improvement fund prior to its maturity on June 13, 1997. The General Partner believes that funds available from the property improvement fund will be adequate for anticipated renewal and replacement expenditures.

During 1995, the Hotel's main swimming pool was expanded. This $2.1 million expansion was funded partially with $692,000 in proceeds received from Marriott Vacation Club International ("MVCI") pursuant to an agreement between the Partnership and MVCI for the development of additional time share units on land adjacent to the Hotel. The Partnership funded the remaining $1.4 million from cash reserves.

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

INFLATION
---------

For the three fiscal years ended December 31, 1997, the rate of inflation has been relatively low and, accordingly, has not had a significant impact on the Partnership's gross income and net income. The Operating Tenant/Manager is generally able to pass through increased costs to customers through higher room rates. In 1997, the increase in average room rates at the Hotel exceeded those of direct competitors as well as the general level of inflation.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                     Page
-----                                                     ----

Report of Independent Public Accountants.............       20

Statement of Operations..............................       21

Balance Sheet........................................       22

Statement of Changes in Partners' (Deficit) Capital..       23

Statement of Cash Flows..............................       24

Notes to Financial Statements........................       25

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE PARTNERS OF DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Desert Springs Marriott Limited Partnership and subsidiaries (a Delaware Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Springs Marriott Limited Partnership and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP



Washington, D.C.
February 18, 1998

                            STATEMENT OF OPERATIONS
         DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                              1997     1996     1995
                                             -------  -------  -------
Income
 Rentals
   Hotel...................................  $24,016  $23,433  $19,851
   Airline equipment (Note 6)..............       --    1,248    2,837
 Hotel revenues (Note 10)..................    2,610       --       --
 Other.....................................      607    1,100    1,663
                                             -------  -------  -------

                                              27,233   25,781   24,351
                                             -------  -------  -------

EXPENSES
 Interest..................................   14,827   15,501   13,371
 Depreciation..............................    7,182    7,732    7,823
 Property taxes............................    1,958    1,965    1,219
 Partnership administration and other......      445      474      353
 Base management fee.......................      281       --       --
 Insurance and other.......................      256       --       --
 Incentive management fee..................      123       --       --
                                             -------  -------  -------

                                              25,072   25,672   22,766
                                             -------  -------  -------

NET INCOME BEFORE EXTRAORDINARY ITEM.......    2,161      109    1,585
                                             -------  -------  -------

EXTRAORDINARY ITEM
 Gain on forgiveness of additional rental..  $27,538       --       --
                                             -------  -------  -------

NET INCOME.................................  $29,699  $   109  $ 1,585
                                             =======  =======  =======

ALLOCATION OF NET INCOME
 General partner...........................  $   297  $     1  $    16
 Limited partners..........................   29,402      108    1,569
                                             -------  -------  -------

                                             $29,699  $   109  $ 1,585
                                             =======  =======  =======

NET INCOME PER LIMITED PARTNER
 UNIT (900 Units)..........................  $32,669  $   120  $ 1,743
                                             =======  =======  =======

The accompanying notes are an integral part of these financial statements.

                                 BALANCE SHEET
         DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                       AS OF DECEMBER 31, 1997 AND 1996
                                (IN THOUSANDS)

                                                                 1997       1996
                                                               ---------  ---------
ASSETS

 Property and equipment, net.................................  $151,401   $155,441
 Due from Marriott International, Inc........................     1,368          8
 Property improvement fund...................................     1,598      1,041
 Deferred financing, net of accumulated amortization.........     3,000      2,637
 Restricted cash.............................................    10,236         --
 Cash and cash equivalents...................................     4,553      5,755
                                                               --------   --------

                                                               $172,156   $164,882
                                                               ========   ========

LIABILITIES AND PARTNERS' DEFICIT

 LIABILITIES
   Mortgage debt.............................................  $103,000   $160,000
   Note payable..............................................    20,000         --
   Due to Host Marriott and affiliates.......................    59,727         --
   Additional rental paid by hotel lessee....................        --     25,013
   Due to Marriott International, Inc........................     2,122      1,022
   Accounts payable and accrued expenses.....................     1,972        484
                                                               --------   --------

    Total liabilities........................................   186,821    186,519
                                                               --------   --------

 PARTNERS' DEFICIT
   General Partner
    Capital contribution.....................................       909        909
    Capital distributions....................................      (829)      (602)
    Cumulative net losses....................................      (101)      (398)
                                                               --------   --------

                                                                    (21)       (91)
                                                               --------   --------
   Limited Partners
    Capital contributions, net of offering costs of $10,576..    77,444     77,444
    Investor notes receivable................................       (22)       (22)
    Capital distributions....................................   (82,084)   (59,584)
    Cumulative net losses....................................    (9,982)   (39,384)
                                                               --------   --------
                                                                (14,644)   (21,546)
                                                               --------   --------

    Total Partners' Deficit..................................   (14,665)   (21,637)
                                                               --------   --------

                                                               $172,156   $164,882
                                                               ========   ========

  The accompanying notes are an integral part of these financial statements.

                            STATEMENT OF CHANGES IN
                          PARTNERS' (DEFICIT) CAPITAL
         DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                           General    Limited
                                           Partner   Partners     Total
                                          --------  ---------  ---------

Balance, December 31, 1994............    $ (42)  $(16,671)  $(16,713)

 Net income...........................       16      1,569      1,585
 Capital distributions................      (51)    (5,020)    (5,071)
                                          -----   --------   --------

Balance, December 31, 1995............      (77)   (20,122)   (20,199)

 Net income...........................        1        108        109
 Capital distributions................      (15)    (1,532)    (1,547)
                                          -----   --------   --------

Balance, December 31, 1996............      (91)   (21,546)   (21,637)

 Net income...........................      297     29,402     29,699
 Capital distributions................     (227)   (22,500)   (22,727)
                                          -----   --------   --------

Balance, December 31, 1997............    $ (21)  $(14,644)  $(14,665)
                                          =====   ========   ========


  The accompanying notes are an integral part of these financial statements.

                            STATEMENT OF CASH FLOWS
         DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)


                                                                      1997        1996       1995
                                                                   ----------  ----------  --------
OPERATING ACTIVITIES
 Net income......................................................  $  29,699   $     109   $ 1,585
 Extraordinary item..............................................     27,538          --        --
                                                                   ---------   ---------   -------
 Income before extraordinary item................................      2,161         109     1,585
 Noncash items:
   Depreciation..................................................      7,182       7,732     7,823
   Amortization of deferred financing costs as interest expense..        807         104       135
   Loss (gain) on dispositions of property and equipment.........        163      (1,248)   (1,972)
 Changes in operating accounts:
   Due to/from Marriott International, Inc. and affiliates.......        640       2,287    (2,241)
   Due from airline equipment lessee.............................         --          --     1,357
   Accounts payable and accrued interest.........................      1,488      (1,967)       37
                                                                   ---------   ---------   -------

     Cash provided by operations.................................     12,441       7,017     6,724
                                                                   ---------   ---------   -------

INVESTING ACTIVITIES
 Additions to property and equipment.............................     (3,318)     (9,989)   (3,979)
 Change in property improvement fund, net........................       (544)      4,384    (2,035)
 Proceeds from sales of airline equipment........................         --       2,509     3,964
                                                                   ---------   ---------   -------

     Cash used in investing activities...........................     (3,862)     (3,096)   (2,050)
                                                                   ---------   ---------   -------

FINANCING ACTIVITIES
 Proceeds from mortgage loan.....................................    182,727     160,000        --
 Repayment of mortgage debt......................................   (160,000)   (168,239)       --
 Capital distributions to partners...............................    (22,727)     (1,547)   (5,071)
 Change in restricted cash.......................................    (10,236)         --        --
 Additional rental paid by hotel lessee..........................      2,525       3,165     3,672
 Payment of refinancing costs....................................     (1,170)     (2,658)       --
 Repayment of note payable to Marriott International, Inc........       (900)       (800)       --
 Advances from Marriott International, Inc.......................         --       1,700        --
                                                                   ---------   ---------   -------

     Cash used in financing activities...........................     (9,781)     (8,379)   (1,399)
                                                                   ---------   ---------   -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................     (1,202)     (4,458)    3,275

CASH AND CASH EQUIVALENTS at beginning of year...................      5,755      10,213     6,938
                                                                   ---------   ---------   -------
CASH AND CASH EQUIVALENTS at end of year                           $   4,553   $   5,755   $10,213
                                                                   =========   =========   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for mortgage interest and other                         $  12,959   $  17,372   $13,237
                                                                   =========   =========   =======

  The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                           DECEMBER 31, 1997 AND 1996



NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Desert Springs Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed to acquire and own Marriott's Desert Springs Resort and Spa and the land on which the 884-room hotel and a golf course are located (the "Hotel") and airline equipment. The sole general partner of the Partnership, with a 1% interest, is Marriott Desert Springs Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). The Hotel was leased to Marriott Hotel Services, Inc. (the "Tenant"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"), along with a second golf course leased by the Partnership from Marriott Desert Springs Development Corporation, also a wholly-owned subsidiary of MII. The airline equipment was leased to Trans World Airlines, Inc. ("TWA") pursuant to the terms of an operating lease through April 20, 1995. On April 20, 1995, the Partnership entered into a new sales-type lease agreement which was due to expire on June 24, 1996. On April 24, 1996, TWA exercised its early termination option under the airline equipment lease and paid the rent due on that date of $847,000 along with the termination value of $780,000 plus the $1 purchase option (see Note 6).

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

In connection with the mortgage debt refinancing in 1997 (see Note 5), the General Partner received unrevoked consents of limited partners approving certain amendments to the partnership agreement. The amendments, among other things, allowed the formation of certain subsidiaries of the Partnership including DS Hotel LLC and Marriott DSM LLC. The Partnership contributed the Hotel and its related assets to Marriott DSM LLC, which in turn contributed them to DS Hotel LLC, a bankruptcy remote subsidiary. Marriott DSM LLC, a bankruptcy remote subsidiary of the Partnership owns 100% interest in DS Hotel LLC. The Partnership owns 100% interest in Marriott DSM LLC. In addition, effective November 25, 1997, the Hotel is managed by the Tenant (the "Manager").

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

Revenues and Expenses

Effective November 25, 1997, the Partnership records hotel revenues which represent house profit of the hotel since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotel to the Manager. House profit reflects Hotel operating results, and represents gross hotel sales less property-level expenses, excluding depreciation, base and incentive management fees, property taxes, insurance and certain other costs, which are disclosed separately in the statement of operations.

On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

The Partnership is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of the Hotel from its statements of operations (see Note 10). If the Partnership concludes that EITF 97-2 should be applied to its hotels, it would include operating results of those managed operations in its financial statements. Application of

EITF 97-2 to financial statements as of and for the year ended December 31, 1997 would have increased both revenues and operating expenses by approximately $6.7 million and would have had no impact on operating profit or net income.

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

All Hotel property and equipment is pledged as security for the Senior Loan described in Note 5.

The Partnership assesses impairment of its real estate property based on whether estimated undiscounted future cash flow from the hotel will be less than its net book value. If the property is impaired, its basis is adjusted to fair market value.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining debt financing and are amortized over the term thereof. The original Mortgage Debt (see Note 5) matured on July 27, 1996. Deferred financing costs associated with that debt, totaling $943,000, were fully amortized at maturity and removed from the Partnership's books. Costs associated with the Bridge Loan totaled $2,658,000 at December 31, 1996. Total financing costs associated with the Bridge Loan and long-term financing completed on November 25, 1997 totaled $3,828,000. At December 31, 1997 and 1996, accumulated amortization of deferred financing costs totaled $828,000 and $21,000, respectively.

Restricted Cash Reserves

In conjunction with the refinancing of the mortgage debt, the Partnership was required to establish cash reserves which are held by an agent of the lender including:

     . $6.2 million debt service reserve
     . $1.5 million reserve for capital expenditures
     . $2.0 million reserve for payment of fees to the Tenant/Manager

In addition, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for the Hotel if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The Manager is a wholly-owned subsidiary of MII. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long-term senior unsecured debt effective April, 1997. Therefore, the Partnership was required to establish a reserve account for insurance and real estate tax. As of December 31, 1997, $581,000 remains available to pay insurance and real estate taxes. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The reserves were established from the Partnership's restricted cash related to the Bridge Loan in addition to Partnership operating cash.

Additional Rental

Under the terms of the Hotel operating lease (see Note 7), the Tenant paid Additional Rental to the Partnership which was subject to possible repayment under defined conditions; therefore, Additional Rental had been recorded as a liability in the financial statements. At the termination of the Operating Lease, all Additional Rental was forgiven and is recorded as an Extraordinary Gain in the financial statements.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of less than three months at date of purchase to be cash equivalents.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes, but rather, allocates its profits and losses to the individual partners. Significant differences exist between the net loss/net income for financial reporting purposes and the net loss/net income reported in the Partnership's tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets and differences in the timing of recognition of rental income. As a result of these differences, the excess of the tax basis in net Partnership liabilities and the net liabilities reported in the accompanying financial statements at December 31, 1997 and 1996 was $55.7 million and $26.0 million, respectively.

New Statements of Financial Accounting Standards

The Partnership adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during 1996. Adoption of SFAS No. 121 did not have any effect on the Partnership's financial statements.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                   1997       1996
                                 ---------  ---------

Land and land improvements...... $ 13,690   $ 13,690
Building and improvements.......  155,497    155,570
Furniture and equipment.........   44,090     47,800
                                 --------   --------
                                  213,277    217,060

Less accumulated depreciation...  (61,876)   (61,619)
                                 --------   --------

                                 $151,401   $155,441
                                 ========   ========

NOTE 4.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below. Fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                          As of December 31, 1997  As of December 31, 1996
                                          ----------------------   -----------------------
                                                      Estimated                 Estimated
                                          Carrying      Fair       Carrying        Fair
                                           Amount       Value       Amount         Value
                                          --------    ---------    ---------    ----------

Mortgage debt                             $103,000     $103,000     $160,000      $160,000
Note payable                                20,000       20,000           --            --
Due to Host Marriott and affiliates         59,727       59,727           --            --
Note Payable to MII                             --           --          900           900
Additional rental paid by Hotel lessee          --           --       25,013            --

The estimated fair value of mortgage debt and other long term obligations is based on the expected future debt service payments discounted at estimated market rates. Additional rental paid by the Hotel lessee was valued based on the expected future payments from operating cash flow discounted at a risk-adjusted rate. As further explained in Note 7, upon closing of the permanent financing, MII agreed to waive all claims to Additional Rental that had accrued prior to the consummation of the loan. Consequently, the estimated fair value of Additional Rental paid by the Hotel lessee is zero.

NOTE 5.  DEBT

In 1996, Partnership debt consisted of a $168.2 million nonrecourse mortgage loan (the "Mortgage Debt") which matured on July 27, 1996. The Mortgage Debt bore interest at a fixed rate of 7.76% and required no amortization of principal prior to maturity. Upon maturity, the Mortgage Debt went into default as the Partnership was unable to secure replacement financing or negotiate a forbearance agreement with the lender. Pursuant to the loan documents, the Mortgage Debt began to accrue interest at the Default Rate, as defined, of 10.75% which was 2.5 percentage points above the Lender's Corporate Base Rate, as defined, from the maturity date through December 23, 1996. The Mortgage Debt was refinanced on December 23, 1996.

As of December 31, 1996, Partnership debt consisted of a $160 million nonrecourse mortgage loan (the "Bridge Loan"). The Bridge Loan was originated by Goldman, Sachs & Co. ("Goldman Sachs") and the lender was GMAC Commercial Mortgage Corporation providing an interim $160 million mortgage loan bearing interest at LIBOR plus 2.75 percentage points which matured on October 31, 1997. Pursuant to the terms of the Bridge Loan, all excess cash from Hotel operations, if any, was held in a debt service reserve for future debt service or to reduce the outstanding principal balance upon maturity. Through November 25, 1997, the weighted average interest rate on the Bridge Loan was 8.4%.

On September 26,1997, the General Partner received unrevoked consents approving a new loan structure and certain amendments to the Partnership Agreement which were necessary to refinancing negotiations of the Bridge Loan. An extension agreement was signed with the current lender on October 30,1997, extending the maturity date of the Bridge Loan from October 31, 1997 to December 31, 1997, without penalty.

On November 25, 1997, the Partnership secured long-term financing for its $160 million Bridge Loan. The new financing consists of three tranches: 1) a $103 million senior loan, 2) a $20 million loan and 3) a $59.7 million junior loan. The $103 million senior loan (the "Senior Loan") is from GMAC Commercial Mortgage Company ("GMAC") to a newly formed bankruptcy remote subsidiary of the Partnership, DS Hotel LLC, which owns the Hotel and related assets. The Senior Loan matures in December, 2022 and is secured by a first mortgage lien on the Hotel. The loan bears interest at a fixed rate of 7.8% and requires monthly payments of interest and principal with amortization over its twenty-five year term.

The second tranche of debt consists of a $20 million loan (the "Mezzanine Loan") from Goldman Sachs Mortgage Company ("GSMC") to a newly formed bankruptcy remote subsidiary of the Partnership, Marriott DSM LLC, which secures the loan. The Mezzanine Loan consists of a fully amortizing $20 million loan bearing interest at 10.365% for a twelve and one-half year term maturing in December, 2010.

The third tranche of debt consists of a junior loan, (the "HM Junior Loan") to the Partnership from MDSM Finance LLC ("MDSM"), a wholly owned subsidiary of the General Partner. The HM Junior Loan has a term of thirty years and requires no principal amortization for the first twelve and one-half years with a seventeen and one-half year amortization schedule thereafter. If remaining cash flow is insufficient to pay interest on the HM Junior Loan, interest is deferred and will accrue and compound and be payable from future cash flow. The HM Junior Loan also entitles MDSM to receive 30% of any excess cash flow, as defined, available annually, plus 30% of any net capital/residual proceeds after full repayment of the Senior Loan, the Mezzanine Loan and the HM Junior Loan.

On the Closing Date, the Partnership was required to establish certain reserves which are discussed in Note 2.

The Partnership utilized $1.2 million in 1997 from the refinancing reserve to pay costs associated with the financing including lender or subsidiary fees, property appraisals, environmental studies and legal fees.

The required principal payments of the Senior Loan, Mezzanine Loan and the HM Junior Loan at December 31, 1997 are as follows (in thousands):

                         1998        $  2,186
                         1999           2,389
                         2000           2,581
                         2001           2,850
                         2002           3,116
                       Thereafter     169,605
                                     --------
                                     $182,727
                                     --------

Debt to MII

On April 30, 1996, the Partnership entered into a short-term loan with MII in the amount of $1,700,000 to fund a portion of the Hotel's rooms refurbishment project. The loan matured on June 13, 1997, bearing interest at 8.5% and was repaid from the property improvement fund as contributions were made during the year. The loan was fully repaid on March 28, 1997.

NOTE 6.  AIRLINE EQUIPMENT LEASE

The Partnership leased airline equipment to TWA under the terms of an operating lease which expired in April 1995. Pursuant to the terms of the airline equipment lease, TWA was obligated to make semi-annual payments, in arrears, based upon specified percentages of the Partnership's cost of the airline equipment. Rental income under the operating lease is included in "Airline equipment income" in the statement of operations and was $852,000 in 1995.

On April 20, 1995, the Partnership reached an agreement with TWA whereby TWA was obligated to pay renewal rents under a 15-month lease agreement. The renewal rents consisted of quarterly payments of $780,000 plus 17% interest paid in arrears, all of which totaled $6.5 million. At the end of the lease term, TWA had the option to purchase the equipment for one dollar ($1). The Partnership classified the new lease as a sales-type lease and recorded a receivable for the future lease payments due from TWA, along with a deferred gain on the transaction. The deferred gain was recognized as income as lease payments were received on the installment method as a component of the line item "Airline Equipment Income" in the statement of operations. Deferred gain amortization was $1,248,000 in 1996 and $1,985,000 in 1995. On April 24, 1996, TWA exercised its early termination option under the airline equipment lease and paid the rent due on that date of $847,000 along with the termination value of $780,000 plus the $1 purchase option.

NOTE 7.  OPERATING LEASE

The Partnership leased the Hotel to the Tenant pursuant to an agreement which commenced on April 24, 1987, with an initial term of 25 years (the "Operating Lease") with renewal options for five successive periods of 10 years each.

Annual Rental was equal to the greater of Basic Rental or Owner's Priority, as described below:

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

Pursuant to an agreement reached with MII, for fiscal year 1997 the $20 million Owner's Priority was increased to $20.5 million. MII was entitled only to the next $2 million of Operating Profit. Any additional Operating Profit in excess of $22.5 million was remitted entirely to the Partnership. In connection with the long-term financing, MII agreed to waive any and all claims to Additional Rental that accrued prior to the consummation of the loan. The Partnership recorded an extraordinary gain of $27.5 million in 1997 to recognize the gain which resulted from the forgiveness of these fees.

Rental income for 1997 included Basic Rental of $17,608,000 and Additional Rental of $4,402,000. Operating Profit in 1997 totaled $23,698,000. In accordance with an agreement reached with MII, the Partnership was entitled to receive Owner's Priority of $20,500,000 and MII was entitled to the next $2,000,000 with the remaining $1,198,000 to the Partnership.

In addition to the Annual Rental, the Tenant was required to pay property taxes, make annual contributions equal to a percentage of Hotel sales to a property improvement fund (4.5% through 1997 and 5.5% thereafter) and pay rental on the second golf course.

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

During 1995, the Hotel's main swimming pool was expanded at a cost of approximately $2.1 million. The project was funded partially by proceeds received from Marriott Vacation Club International ("MVCI"), a wholly-owned indirect subsidiary of MII, pursuant to an agreement between the Partnership and MVCI for the development of additional timeshare units on land adjacent to the Hotel. As part of this agreement, the Hotel's spa was also expanded during 1994. Pursuant to the terms of the agreement, MVCI contributed a total of $1.3 million towards the pool expansion and the spa expansion projects; the remaining costs were funded by Partnership cash reserves. Funding by MVCI in 1995 was $692,000, and was included in "Other Income" in the statement of operations.

NOTE 8.  MANAGEMENT AGREEMENT

On November 25, 1997, in connection with the refinancing, the General Partner also negotiated with the Tenant to convert the Operating Lease to a management agreement (the "Management Agreement"). The Tenant would become manager of the Hotel (the "Manager"). The initial term of the Management Agreement continues through 2022 with four successive renewal options of ten years each. The Manager is paid a base management fee equal to 3% of gross hotel sales.

Beginning in fiscal year 1998, the Management Agreement provides that no incentive fee will be paid to the Manager with respect to the first $21.5 million of Operating Profit (the "Owner's Priority"). Thereafter the Manager will receive the next $1.8 million of Operating Profit as incentive management fee and any operating profit in excess of $23.3 million will be divided 75% to the Partnership and 25% to the Manager. Any such payments will be made annually after completion of the audit of the Partnership's books.

The Management Agreement provides that the owner may terminate the Management Agreement if, in any two of three consecutive fiscal years, Operating Profit is less than $15 million. The Manager may, however, prevent termination by paying the owner such amounts as are necessary to achieve the performance standards.

Pursuant to the Management Agreement, the Manager is required to furnish the Hotel with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Manager's full-service hotel system. Chain Services include central training, advertising and promotion, a national reservations system, computerized payroll and accounting services and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic full-service hotels managed, owned or leased by the Manager or its subsidiaries. In addition, the Hotels also participate in the Manager's Marriott Rewards Program. The cost of this program is charged to all hotels in the Manager's full-service hotel system based upon the Marriott Rewards sales at each hotel. The total amount of Chain Services and Marriott Rewards costs charged to the Partnership from November 25 through December 31, 1997 were $169,000.

The Management Agreements provide for the establishment of a property improvement fund for the Hotel to cover the cost of certain non-routine repairs and maintenance to the Hotel which are normally capitalized and the cost of replacements and renewals to the Hotel's property and improvements. Contributions to the property improvement fund are based on a percentage of gross sales. Contributions to the property improvement fund are 4.5% in 1997 and 5.5% thereafter. Contributions to the property improvement fund from November 25 through December 31, 1997 were $421,000.

NOTE 9.  HOTEL OPERATING RESULTS

The following is a summary of Hotel Operating Profit, as defined in the Hotel lease agreement, for the three years ended December 31, 1997 (in thousands):

                                1997     1996     1995
                              --------  -------  -------
REVENUES
 Rooms....................... $ 39,825  $37,031  $33,495
 Food and beverage...........   40,366   38,431   33,453
 Other.......................   23,130   22,437   18,450
                              --------  -------  -------
                               103,321   97,899   85,398
                              --------  -------  -------
EXPENSES
 Departmental direct costs
  Rooms......................    8,933    8,545    7,715
  Food and beverage..........   27,642   26,623   23,335
 Other operating expenses....   43,048   41,686   35,987
                              --------  -------  -------
                                79,623   76,854   67,037
                              --------  -------  -------

OPERATING PROFIT............. $ 23,698  $21,045  $18,361
                              --------  -------  -------

NOTE 10.  REVENUES

Partnership revenues for the period of November 25 through December 31, 1997 consist of the Hotel's operating results (in thousands):

                                    1997
                                   ------
HOTEL SALES
 Rooms                             $3,620
 Food and beverage                  3,330
 Other                              2,403
                                   ------
                                    9,353
                                   ------

HOTEL EXPENSES
 Departmental direct costs
  Rooms                               801
  Food and beverage                 2,646
  Other                             3,296
                                   ------
 Other Hotel operating expenses     6,743
                                   ------

HOTEL REVENUES                     $2,610
                                   ======

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried out through the directors and executive officers of Marriott Desert Springs Corporation, the General Partner, who are listed below:

                                     Current Position in                 Age at
Name                            Marriott Desert Springs Corp.       December 31, 1997
-------------------------  ---------------------------------------  -----------------
Bruce F. Stemerman         President and Director                                  42
Robert E. Parsons, Jr.     Vice President and Director                             42
Christopher G. Townsend    Vice President, Director, and Secretary                 50
Patricia K. Brady          Vice President, Chief Accounting
                           Officer and Treasurer                                   36

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

Patricia K. Brady has been Vice President, Chief Accounting Officer and Treasurer of the General Partner since October, 1996. Ms. Brady joined Host Marriott in 1989 as Assistant Manager--Partnership Services. She was promoted to Manager in 1990 and to Director--Asset Management in June, 1996. Ms. Brady also serves as an officer of numerous Host Marriott subsidiaries.


ITEM 11.  MANAGEMENT RENUMERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the Operating Lease and Management Agreement described in Items 1 and 13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and the directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director of the Partnership or employee of Host Marriott does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. Any such costs may include a charge for overhead, but without a profit to the General Partner. For the fiscal years ending December 31, 1997, 1996 and 1995, administrative expenses reimbursed to the General Partner totaled $273,000, $250,000 and $67,000, respectively. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

As of December 31, 1997, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of Units. The General Partner does not own any Units.

There are no Units owned by the executive officers and directors of the General Partner, as a group.

The officers and directors of MII, as a group, own the following units:

                                            Amount and Nature of       Percent
                 Title of Class             Beneficial Ownership      of Class
         -------------------------          --------------------      --------
         Limited Partnership Units                 1 Unit                0.1%

There are no Units owned by individuals who are directors of both the General Partner and MII.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described below, the Partnership is party to important ongoing agreements with MII pursuant to which the Hotel was leased and is now managed by MHSI.

Prior to October 8, 1993, MII was a wholly-owned subsidiary of Host Marriott, which was then known as Marriott Corporation. On October 8, 1993, Marriott Corporation's operations were divided into two separate companies, Host Marriott and MII. MII now conducts its management business as a separate, publicly-traded company and is not a parent or subsidiary of Host Marriott, although the two corporations have various business and other relationships. In accordance with the terms of the Partnership Agreement, each of the agreements discussed below were entered into based upon the General Partner's belief that such agreements were fair to the Partnership and reflect commercially reasonable terms. However, as a result of the fact that the Hotel Operating Lease, Golf Course Lease and Homeowners Agreement described below were entered into at a time when the counter-party to each of these agreements was a subsidiary of Host Marriott (then known as Marriott Corporation), the General Partner has made no further investigation toward forming a belief as to whether these agreements were on terms at least as favorable as the Partnership would have been able to obtain from an independent third party. The General Partner believes that the terms of the Office Space Rental Agreement and Transaction with MCVI for Pool Facilities described below were on terms at least as favorable as the Partnership would have been able to obtain from an independent third party.

The Hotel Operating Lease

The Partnership entered into the Operating Lease with MHSI, a subsidiary of MII, on April 23, 1987, to operate the Hotel. The Operating Lease was for a term of 25 years from the opening of the hotel (through 2012) with renewal terms, at the option of MHSI, of up to five additional 10-year periods.

The Hotel Operating Lease provided for the payment of the greater of Basic Rental or Owner's Priority. Basic Rental equals 80% of Operating Profit, as defined. Owner's Priority equaled the greater of (i) $20 million plus debt service on certain additional debt to expand the Hotel or (ii) debt service, as defined. (In no event would Owner's Priority for any year exceed Operating Profit, as defined.)

Pursuant to an agreement reached with MII on December 23, 1996, for fiscal year 1997, the $20 million Owner's Priority was increased to $20.5 million. MII was entitled only to the next $2 million of Operating Profit, as defined. Any additional Operating Profit in excess of $22.5 million was remitted entirely to the Partnership. In connection with the long-term financing, MII agreed to waive any and all claims to Additional Rental, as defined, that had accrued prior to the consummation of such loan. Therefore, $27.4 million was forgiven in 1997 and recorded as an extraordinary gain in the accompanying financials.

For the operating lease period ended November 25, 1997 and the lease years ended December 31, 1996 and 1995 Basic Rental was $17.6 million, $16.8 million and $14.7 million, respectively.

The Operating Lease provided that the Partnership could terminate the Operating Lease and remove the Operating Tenant if the payments of Annual Rental in any two of three consecutive fiscal years beginning with fiscal year 1991 are less than $15 million. The Operating Tenant could, however, prevent termination by paying to the Partnership such amounts as are necessary to achieve the above performance standards. Annual Rental for the fiscal years ended December 31, 1994 was $16.1 million, December 31, 1995 was $18.4 million, December 31, 1996 was $20 million and December 31, 1997 was $20 million.

Golf Course Lease

The Second Golf Course is located near the Hotel on approximately 100 acres of land and is leased to the Partnership by a subsidiary of MII. The Second Golf Course and related facilities were subleased by the Partnership to the Tenant pursuant to an operating lease with annual rental equal to $100,000. The term of the lease for the Second Golf Course expires on December 31, 2011, with five 10-year renewal periods at the option of the Partnership. Under the terms of the lease for the Second Golf Course, the Partnership pays annual rent equal to $100,000 and is responsible for all costs of operating and maintaining the Second Golf Course. Upon termination of the lease for the Second Golf Course, the Second Golf Course and all facilities and improvements thereon will become the property of Marriott's Desert Springs Development Corporation. All costs of operating and maintaining the course are deductions from gross revenues and all revenues from operation of the course are items of gross revenues of the Hotel. In conjunction with the refinancing of the mortgage debt, the golf course is no longer subleased to the Operating Tenant. The Manager manages the golf course for the Partnership pursuant to the terms of the Golf Course Lease.

Homeowners Agreement

A subsidiary of MII, MVCI has been developing a portion of land adjacent to the golf courses for time shares. The Partnership, MII, Marriott's Desert Springs Development Corporation and MVCI entered into an Agreement (the "Homeowners Agreement") whereby it was agreed that each purchaser of a time share unit will receive certain golf course and other privileges (including preferred tee times at the golf courses equal to one tee time per week per time share unit) at the

Hotel. Time share purchasers will not pay membership fees, but rather will pay regular green fees for use of the golf courses, and do not receive preferred tennis court times or free access to the health spa. Time share purchasers will have use of the latter facilities and other Hotel facilities, if they are available, on the same basis as regular Hotel guests and will pay the same fees as regular Hotel guests.

Office Space Rental Agreement

On January 27, 1995, the Partnership entered into an agreement with MVCI whereby MVCI occupies the space of eleven guest rooms and built a vacation gallery. The initial term of the agreement is April 1, 1995 to March 31, 1999, with initial annual rental of $150,000. The annual rental may be increased in the second, third and fourth year of the lease by the local area Consumer Price Index plus 1% subject to a maximum of 10%. The annual rental for 1997 was $154,350.

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

Management Agreement

On November 25, 1997, General Partner negotiated with the Tenant to convert the Operating Lease to a management agreement (the "Management Agreement"). The Tenant became manager of the Hotel (the "Manager"). The initial term of the Management Agreement continues through 2022 at the option of the Manager, with four successive renewal options of ten years each.

For the term following 1997, the Management Agreement provides that no incentive fee will be paid to the Manager with respect to the first $21.5 million of Operating Profit (the "Owner's Priority"). Thereafter the Manager will receive the next $1.8 million of Operating Profit as incentive management fee and any operating profit in excess of $23.3 million will be divided 75% to the Partnership and 25% to the Manager. Any such payments will be made annually after completion of the audit of the Partnership's books.

The Management Agreement provides that the owner may terminate the Management Agreement if, in any two of three consecutive fiscal years, Operating Profit is less than $15 million. The Manager may, however prevent termination by paying the owner such amounts as are necessary to achieve the performance standards.

Pursuant to the Management Agreement, the Manager is required to furnish the Hotel with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Manager's full-service hotel system. Chain Services include central training, advertising and promotion, a national reservations system, computerized payroll and accounting services and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic full-service hotels managed, owned or leased by the Manager or its subsidiaries. In addition, the Hotels also participate in the Manager's Marriott Rewards Program. The cost of this program is charged to all hotels in the Manager's full-service hotel system based upon the Marriott Rewards sales at each hotel. The total amount of Chain Services and Marriott Rewards costs charged to the Partnership from November 25 through December 31, 1997 were $169,000.

The Management Agreements provide for the establishment of a property improvement fund for the Hotel to cover the cost of certain non-routine repairs and maintenance to the Hotel which are normally capitalized and the cost of replacements and renewals to the Hotel's property and improvements. Contributions to the property improvement fund are based on a percentage of gross sales. Contributions to the property improvement fund are 4.5% in 1997 and 5.5% thereafter. Contributions to the property improvement fund from November 25 through December 31, 1997 were $421,000.

PAYMENTS TO HOST MARRIOTT, MII AND THEIR AFFILIATES
---------------------------------------------------

The following table sets forth amounts paid by the Partnership to Host Marriott, MII and their subsidiaries for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                         Year Ended December 31,
                                                        1997       1996      1995
                                                       -----      -----     -----
Payments to Host Marriott and affiliates:

 Administrative expenses...............................$ 273      $ 250     $  67
 Capital distributions.................................  227         15        51
                                                       -----      -----     -----
                                                       $ 500      $ 265     $ 118
                                                       =====      =====     =====
Payments to MII and affiliates:

 Base management fees..................................$ 281         --        --
 Chain services........................................  169         --        --
 Golf course rent......................................$ 100      $ 100     $ 100
 Incentive management fees.............................   60         --        --
 Interest on note payable to MII.......................$  11      $  48        --
                                                       -----      -----     -----
                                                       $ 621      $ 148     $ 100
                                                       =====      =====     =====

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

   (3)  Exhibits

        Exhibit #    Description
        ---------    -----------

        3.1 Amended and Restated Agreement of Limited Partnership of Desert Springs Marriott Limited Partnership dated April 24, 1987. Incorporated by reference from Exhibit 3 to Form 10 dated April 27, 1988.

        3.2 Second Amendment and Restated Agreement of Limited Partnership of Desert Springs Marriott Limited Partnership dated as of September 26, 1997, by and among Marriott Desert Springs Corporation, a Delaware corporation, as General Partner, and those Persons who have been admitted as limited partners of the Partnership in accordance with the provisions of the Amended and Restated Agreement of Limited Partnership of Desert Springs Marriott Limited Partnership (the "Partnership") dated as of April 24, 1997 (the "Original Agreement") or this Agreement and are identified in the books and records of the Partnership as the Limited Partners.

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

       *10.21 First Amendment to Golf Course Lease between Marriott's Desert Springs Development Corporation and Desert Springs Marriott Limited Partnership dated March 31, 1994.

       *10.22 Second Amendment to Golf Course Lease between Marriott's Desert Springs Development Corporation and Desert Springs Marriott Limited Partnership dated November 25, 1996.

     Exhibit #  Description
     ---------  -----------

        10.3 Lease Agreement between Desert Springs Marriott Limited Partnership and Trans World Airlines, Inc. dated March 3, 1987; accepted April 24, 1987. Incorporated by reference from Exhibit 10c to Form 10 dated April 27, 1988.

       *10.4 Home Owners Agreement among Marriott Corporation, Marriott's Desert Springs Development Corporation, Desert Springs Hotel Services and Desert Springs Marriott Limited Partnership; accepted April 24, 1987.

       *10.5 Loan Agreement between The First National Bank of Chicago; Credit Lyonnais, New York Branch and Credit Lyonnais, Cayman Island Branch; Societe Generale, Chicago Branch; Sumitomo Trust & Banking Co., Ltd., Los Angeles Agency; and Desert Springs Marriott Limited Partnership dated July 26, 1989.

       *10.6 Modification of Loan Agreement and Other Loan Documents between GMAC Commercial Mortgage Corporation and Desert Springs Marriott Limited Partnership dated as of December 23, 1996.

       *10.7 Agreement for Use of Resort Facilities among Desert Springs Hotel Services, Marriott Ownership Resorts, Inc., and Marriott Desert Springs Limited Partnership dated January 1, 1994.

       *10.8 Amended and Restated Recreational License among Desert Springs Hotel Services, Marriott Ownership Resorts, Inc., Desert Springs Villas Timeshare Association and Marriott Desert Springs Limited Partnership dated January 1, 1994.

       *10.9 Office Space Rental Agreement between Marriott Ownership Resorts, Inc., and Desert Springs Marriott Limited Partnership dated January 27, 1995.

        10.10 Loan Agreement between DS Hotel, as Borrower and GMAC Commercial Mortgage Corporation, as Lender dated November 25, 1997.

        10.11 Promissory Note from DS Hotel LLC payable to the order of GMAC Commercial Mortgage Corporation in the principal amount of $103,000,000 dated November 25, 1997.

        10.12 Fee and Leasehold Deed of Trust, Security Agreement and Assignment of Leases and Rents made by DS Hotel LLC, as Trustor/Borrower to Commonwealth Land Title Company as Trustee for the benefit of GMAC Commercial Mortgage Corporation as Beneficiary/Lender dated November 25, 1997.

        10.13 Credit Agreement (Mezzanine Loan) between Marriott DSM LLC and Goldman Sachs Mortgage Company dated November 25, 1997.

        10.14 Promissory Note from Marriott DSM LLC payable to the order of Goldman Sachs Mortgage Company in the principal amount of $20,000,000 dated November 25, 1997.

        10.15 Loan Agreement between Desert Springs Marriott Limited Partnership and MDSM Finance LLC dated November 25, 1997.

     Exhibit #  Description
     ---------  -----------

        10.16 Promissory Note made by Desert Springs Marriott Limited Partnership payable to the order of MDSM Finance LLC in the principal amount of $59,727,272 dated November 25, 1997.

        10.17 Management Agreement between DS Hotel LLC and Marriott Hotel Services, Inc. dated November 25, 1997

        27      Financial Data Schedule

---------------------
* Incorporated by reference to the same numbered exhibit in the Partnership's December 31, 1996 10-K previously filed with the Commission.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during 1997.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on _________________.



                         DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP

                         By:  MARRIOTT DESERT SPRINGS CORPORATION
                              General Partner


                         By:
                              --------------------------------------------
                              Patricia K. Brady
                              Vice President, Chief Accounting Officer and
                              Treasurer
                              (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on August 28, 1997.


Signature                     Title
---------                     -----
                              (Marriott Desert Springs Corporation)

--------------------------
Bruce F. Stemerman            President and Director
                              (Principal Executive Officer)


--------------------------
Robert E. Parsons, Jr.        Vice President and Director


--------------------------
Christopher G. Townsend       Vice President, Director and Secretary

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on______________________.



                         DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP

                         By:  MARRIOTT DESERT SPRINGS CORPORATION
                              General Partner


                         By:  /s/ Patricia K. Brady
                              ---------------------
                              Patricia K. Brady
                              Vice President, Chief Accounting Officer and
                              Treasurer
                              (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on August 28, 1997.


Signature                     Title
---------                     -----
                              (Marriott Desert Springs Corporation)


/s/ Bruce F. Stemerman
----------------------        President and Director
Bruce F. Stemerman            (Principal Executive Officer)


/s/ Robert E. Parsons, Jr.
--------------------------
Robert E. Parsons, Jr.        Vice President and Director


/s/ Christopher G. Townsend
---------------------------
Christopher G. Townsend       Vice President, Director and Secretary

                                                                      SCHEDULE I
                                                                     Page 1 of 4

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
           CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                              December 31,   December 31,
                                                                  1997           1996
                                                              -------------  -------------

 Investments in restricted subsidiaries...........................$ 44,947       $  9,967
 Other assets.....................................................     694            610
 Cash and cash equivalents........................................     197          5,755
                                                                  --------       --------

      Total Assets................................................$ 45,838       $ 16,332
                                                                  ========       ========

LIABILITIES
 Debt.............................................................$ 59,727       $ 37,000
 Due to Marriott International, Inc. and affiliates...............      --            900
 Accounts payable and accrued expenses............................     776             69
                                                                  --------       --------

      Total Liabilities...........................................  60,503         37,969
                                                                  --------       --------

PARTNERS' DEFICIT
 General Partner
   Capital contribution...........................................     909            909
   Cumulative net losses..........................................    (829)          (602)
   Capital distributions..........................................    (101)          (398)
                                                                  --------       --------
                                                                       (21)           (91)
                                                                  --------       --------

 Limited Partners
   Capital contributions, net of offering costs of $10,576........  77,444         77,444
   Investor notes receivable......................................     (22)           (22)
   Capital distributions.......................................... (82,084)       (59,584)
   Cumulative net losses..........................................  (9,982)       (39,384)
                                                                  --------       --------
                                                                   (14,644)       (21,546)
                                                                  --------       --------

      Total Partners' Deficit.....................................$(14,665)      $(21,637)
                                                                  --------       --------

                                                                  $ 45,838       $ 16,332
                                                                  ========       ========




The notes to consolidated financial statements of Desert Springs Marriott Limited Partnership are an integral part of these statements.

                                                                      SCHEDULE I
                                                                     PAGE 2 OF 4

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
           CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FISCAL YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                 1997      1996     1995
                                                               --------  --------  ------

Interest income................................................$   579   $ 1,100   $1,663
Airline equipment..............................................     --     1,248    2,837
Interest expense...............................................  3,802     3,621    3,092
Partnership expense and other..................................    345       374      238
                                                               -------   -------   ------
Income before equity in earnings of restricted subsidiaries.... (3,568)   (1,647)   1,170
                                                               -------   -------   ------
Equity in earnings of restricted subsidiaries.................. 33,267     1,756      415
                                                               -------   -------   ------

  Net income...................................................$29,699   $   109   $1,585
                                                               =======   =======   ======

The notes to consolidated financial statements of Desert Springs Marriott Limited Partnership are an integral part of these statements.

                                                                      SCHEDULE I
                                                                     PAGE 3 OF 4

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
           CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FISCAL YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                             1997       1996      1995
                                                           ---------  --------  --------

Cash (used in) from operations.............................$ (3,381)  $   227   $ 1,718
                                                           --------   -------   -------

INVESTING ACTIVITIES
 (Investment in) dividends from restricted subsidiaries....  (1,277)    4,201     6,628
                                                           --------   -------   -------

  Cash (used in) provided by investing activities..........  (1,277)    4,201     6,628
                                                           --------   -------   -------

FINANCING ACTIVITIES
 Proceeds from issuance of debt............................  59,727        --        --
 Repayment of debt......................................... (37,000)   (8,239)       --
 Capital distributions..................................... (22,727)   (1,547)   (5,071)
 Advances from MII.........................................      --     1,700        --
 Repayment of note payable.................................    (900)     (800)       --
                                                           --------   -------   -------

  Cash used in financing activities........................    (900)   (8,886)   (5,071)
                                                           --------   -------   -------

DECREASE IN CASH AND CASH EQUIVALENTS......................$ (5,558)  $(4,458)  $ 3,275

CASH AND CASH EQUIVALENTS at beginning of year.............   5,755    10,213     6,938
                                                           --------   -------   -------

CASH AND CASH EQUIVALENTS at end of year...................$    197   $ 5,755   $10,213
                                                           --------   -------   -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest on debt...........................$  2,986   $ 3,559   $ 3,559
                                                           --------   -------   -------


The notes to consolidated financial statements of Desert Springs Marriott Limited Partnership are an integral part of these statements.

                                                                      SCHEDULE I
                                                                     PAGE 4 OF 4

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
           CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



A) The accompanying condensed financial statements have been prepared by Desert Springs Marriott Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Partnership's consolidated financial statements.

    On November 25, 1997, the Partnership secured long-term financing for its $160 million Bridge Loan. The new financing consists of three tranches: 1) a $103 million Senior Loan, 2) a $20 million Mezzanine Loan and 3) a $59.7 million Junior Loan.

    In connection with the mortgage debt refinancing in 1997, the General Partner received unrevoked consents of limited partners approving certain amendments to the partnership agreement. The amendments, among other things, allowed the formation of certain subsidiaries of the Partnership including DS Hotel LLC, a bankruptcy remote subsidiary. Marriott DSM LLC, a bankruptcy remote subsidiary owns 100% interest in DS Hotel LLC. The Partnership owns 100% interest in Marriott DSM LLC ("MDSM LLC").

    The accompanying financial statements reflect the $103 million senior loan and $20 million Mezzanine loan as a component of net investment in restricted subsidiaries. Prior to the November 1997 issuance of this senior loan and Mezzanine debt, the financial statements include the pushed down effect of $123 million in mortgage debt, as the November 1997 proceeds of the senior loan and Mezzanine debt were used to repay the Partnership's mortgage debt.

    DS Hotel LLC and MDSM LLC are restricted in their ability to dividend cash to the parent and are accounted for under the equity method of accounting on the accompanying condensed financial information of the Partnership.

B) The $103 million senior loan is from GMAC Commercial Mortgage Company ("GMAC") to a DS Hotel LLC which owns the Hotel and its related assets. The senior loan bears interest at a fixed rate of 7.8%, requires monthly payments of interest and principal with amortization over its twenty-five year term, matures in 2022 and is secured by a first mortgage lien on the Hotel. The $20 million Mezzanine Loan to MDSM LLC is secured by its 100% interest in DS Hotel LLC. The loan bears interest at 10.365% with amortization over a twelve and one-half year term maturing in December 2010.

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 2

                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                            PALM DESERT, CALIFORNIA

                   Real Estate and Accumulated Depreciation
                               December 31, 1997
                                (in thousands)


                                                               Gross Amount at December 31, 1997
                                                              -------------------------------------
                                           Initial Costs
                                        --------------------   Subsequent
                                                Buildings &      Costs                 Buildings &                 Accumulated
                         Encumbrances   Land    Improvements  Capitalized     Land     Improvements     Total      Depreciation
                         ------------  -------  ------------  -----------  ----------  ------------  ------------  ------------

Marriott Desert Springs
 Resort & Spa
 Palm Desert, CA             $103,000  $11,459      $146,687      $11,041     $11,459      $157,728      $169,187       $33,030
                             ========  =======      ========      =======     =======      ========      ========       =======


Marriott Desert Springs      Date of
 Resort & Spa             Completion of   Date      Depreciation
 Palm Desert, CA          Construction  Acquired       Life
                          ------------  --------  -------------
                              1987        1987     50 years


                                                                    SCHEDULE III
                                                                     PAGE 2 OF 2
                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                (in thousands)


                                                          1995      1996      1997
                                                        --------  --------  --------
Notes:

(a) The changes in the total cost of land, buildings and improvements for the three years ended December 31, 1996 were as follows:

  Balance at beginning of year                          $164,527  $166,939  $169,260
   Capital expenditures                                    2,412     2,321        --
   Dispositions                                               --        --       (92)
                                                        --------  --------  --------
  Balance at end of year                                $166,939  $169,260  $169,168
                                                        ========  ========  ========

(b) The changes in accumulated depreciation and amortization for the three years ended December 31, 1996 were as follows:

  Balance at beginning of year                          $ 22,096  $ 25,597  $ 29,230
   Depreciation and amortization                           3,501     3,633     3,849
   Dispositions and other                                     --        --       (49)
                                                        --------  --------  --------
  Balance at end of year                                $ 25,597  $ 29,230  $ 33,030
                                                        ========  ========  ========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $170,175,000 at December 31, 1997.