Form 10-Q
period 1998-03-27
DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
filed 1998-05-11
CIK 832345

BY ELECTRONIC FILING

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-16777
                  DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          Delaware                                        52-1508601
 -------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

10400 Fernwood Road, Bethesda, MD                     20817-1109
(Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code: 301-380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
                    Securities registered pursuant to Section
12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____. The Partnership became subject to Section 13 reporting August 29, 1997.

    ============================================================================

         DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
================================================================================


                                TABLE OF CONTENTS

                                                                     PAGE NO.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

              Condensed Consolidated Statement of Operations
                  Twelve Weeks Ended March 27, 1998 and March 28, 1997      1

              Condensed Consolidated Balance Sheet
                  March 27, 1998 and December 31, 1997................      2

              Condensed Consolidated Statement of Cash Flows
                  Twelve Weeks Ended March 27, 1998 and March 28, 1997      3

              Notes to Condensed Consolidated Financial Statements  ..      4


Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................      6



                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.......................................      9

Item 6.       Exhibits and Reports on Form 8-K........................      9

                                     PART I. FINANCIAL INFORMATION

                                     ITEM 1. FINANCIAL STATEMENTS

                 DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (Unaudited)
                                      (in thousands, except per unit amounts)

                                       Twelve Weeks Ended
                                                                                March 27,            March 28,
                                                                                   1998                 1997
                                                                            -----------------    -----------
REVENUES (Note 3)
   Hotel rentals............................................................$              --    $           6,264
   Hotel revenues...........................................................           16,153                   --
                                                                            -----------------    -----------------

                                                                                       16,153                6,264
                                                                            -----------------    -----------------

OPERATING COSTS AND EXPENSES
   Incentive management fees................................................            1,010                   --
   Depreciation.............................................................            1,657                1,941
   Base management fees.....................................................            1,081                   --
   Property taxes and other.................................................              789                  560
                                                                            -----------------    -----------------

                                                                                        4,537                2,501
                                                                            -----------------    -----------------

OPERATING PROFIT............................................................           11,616                3,763
   Interest expense (including amounts related to
       Host Marriott debt of $1,855)........................................           (4,470)              (3,440)
   Interest income and other................................................              184                   53
                                                                            -----------------    -----------------

NET INCOME..................................................................$           7,330    $             376
                                                                            =================    =================

ALLOCATION OF NET INCOME
   General Partner..........................................................$              73    $               4
   Limited Partners.........................................................            7,257                  372
                                                                            -----------------    -----------------

                                                                            $           7,330    $             376
                                                                            =================    =================

NET INCOME PER LIMITED PARTNER UNIT (900 Units).............................$           8,063    $             413
                                                                            =================    =================






                See Notes to Condensed Consolidated Financial Statements.

                    DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                                  (in thousands)

                                                                                 March 27,          December 31,
                                                                                   1998                 1997
                                                                                (unaudited)
                                                       ASSETS
    Property and equipment, net..............................................$        151,284     $        151,401
    Due from Marriott Hotel Services, Inc....................................           5,420                1,368
    Property improvement fund................................................           2,124                1,598
    Deferred financing, net of accumulated amortization......................           3,027                3,000
    Restricted cash reserves.................................................          11,780               10,236
    Cash and cash equivalents................................................           8,805                4,553
                                                                             ----------------     ----------------

                                                                             $        182,440     $        172,156
                                                                             ================     ================

                                          LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
    Mortgage debt............................................................$        102,640     $        103,000
    Note payable.............................................................          19,797               20,000
    Note payable to Host Marriott and affiliates.............................          59,727               59,727
    Due to Marriott Hotel Services, Inc......................................           3,133                2,122
    Accounts payable and accrued expenses....................................           4,478                1,972
                                                                             ----------------     ----------------

          Total Liabilities..................................................         189,775              186,821
                                                                             ----------------     ----------------

PARTNERS' DEFICIT
    General Partner..........................................................              52                  (21)
    Limited Partners.........................................................          (7,387)             (14,644)
                                                                             ----------------     ----------------

          Total Partners' Deficit............................................          (7,335)             (14,665)
                                                                             ----------------     ----------------

                                                                             $        182,440     $        172,156
                                                                             ================     ================











                     See Notes to Condensed Consolidated Financial Statements.

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (Unaudited)
                                                  (in thousands)


                                                                                           Twelve Weeks Ended
                                                                                       March 27,        March 28,
                                                                                         1998             1997
ACTIVITIES
    Net income.......................................................................$      7,330     $        376
    Noncash items....................................................................       1,715            2,188
    Change in operating accounts.....................................................        (535)           2,853
                                                                                     ------------     ------------

          Cash provided by operating activities......................................       8,510            5,417
                                                                                     ------------     ------------

INVESTING ACTIVITIES
    Additions to property and equipment, net.........................................      (1,540)            (619)
    Changes in property improvement fund.............................................        (526)              46
                                                                                     ------------     ------------

          Cash used in investing activities..........................................      (2,066)            (573)
                                                                                     ------------     ------------

FINANCING ACTIVITIES
    Change in restricted cash........................................................      (1,544)          (4,271)
    Repayment of mortgage debt.......................................................        (360)              --
    Repayment of note payable........................................................        (203)              --
    Payment of refinancing costs.....................................................         (85)             (26)
    Repayment of note payable to Marriott International, Inc.........................          --             (900)
                                                                                     ------------     ------------

          Cash used in financing activities..........................................      (2,192)          (5,197)
                                                                                     ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................       4,252             (353)

CASH AND CASH EQUIVALENTS at beginning of period.....................................       4,553            5,755
                                                                                     ------------     ------------

CASH AND CASH EQUIVALENTS at end of period...........................................$      8,805     $      5,402
                                                                                     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest...........................................................$      2,523     $      2,788
                                                                                     ============     ============







                      See Notes to Condensed Consolidated Financial Statements.

                 DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)


     1. The accompanying condensed consolidated financial statements have been prepared by Desert Springs Marriott Limited Partnership and subsidiaries (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 27, 1998 and December 31, 1997, and the results of operations for the twelve weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations (see Note 3).

For financial reporting purposes, net income of the Partnership is allocated 99% to the Limited Partners and 1% to Marriott Desert Springs Corporation (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives, no estimated salvage values for the assets and differences in the timing of the recognition of rental income.

   2. In connection with the mortgage debt refinancing in November 1997, the General Partner received unrevoked consents of limited partners approving certain amendments to the partnership agreement. The amendments, among other things, allowed the formation of certain subsidiaries of the Partnership including DS Hotel LLC and Marriott DSM LLC. The Partnership contributed the Hotel and its related assets to Marriott DSM LLC, which in turn contributed them to DS Hotel LLC, a bankruptcy remote subsidiary. Marriott DSM LLC, a bankruptcy remote subsidiary of the Partnership owns
100% interest in DS Hotel LLC. The Partnership owns 100% interest in Marriott DSM LLC.

3. On November 25, 1997, the Partnership completed a refinancing of its mortgage debt. In connection with the refinancing, the Partnership converted its operating lease with Marriott Hotel Services, Inc. ("MHS") to a management agreement (the "Conversion"). Prior to the Conversion, the Partnership recognized estimated annual hotel rental income on a straight-line basis throughout the year. The profits from the Hotel are seasonal and first and second quarter results are generally higher than the last two quarters of the year. Lease payments in excess of the income recognized by the Partnership were deferred and, to the extent not subject to possible future repayment to the Hotel tenant, were recognized as income during the remainder of the year. Pursuant to the terms of the Operating Lease, Annual Rental, as defined, was equal to the greater of Basic Rental (80% of Operating Profit, as defined) and Owner's Priority, as defined. Additionally, the Hotel tenant was required to pay property taxes, make contributions equal to a percentage of Hotel sales to a property improvement fund (4.5% in 1997 and 5.5% thereafter) and pay rental on the second golf course. Subsequent to the Conversion, the Partnership records revenue based on house profit generated by the Hotel. House profit reflects Hotel operating results, and represents gross hotel sales less property-level expenses, excluding depreciation, base and incentive management fees, property taxes, and certain other costs, which are disclosed separately in the statement of operations. Revenues are recorded based on house profit because the Partnership has delegated substantially all of the operating decisions related to the generation of house profit to MHS.

The following is a summary of Hotel  Revenues,  for the twelve weeks ended March
 27, 1998 and March 28, 1997(in thousands):
                                            March 27,               March 28,
                                              1998                    1997
       HOTEL SALES
             Rooms................$          14,433       $           12,712
             Food and beverage....           13,471                   12,060
             Other.....................       8,115                    8,013
                                        -----------       ------------------
                                              36,019                 32,785
                                             -------          -------------
       HOTEL EXPENSES
          Departmental direct costs
             Rooms.......................    2,673                    2,259
             Food and beverage............   8,389                    7,457
          Other operating expenses...........8,804                    8,414
                                             ------       ------------------
                                             19,866                   18,130
                                            --------       ------------------

       HOTEL REVENUES...   ......$          16,153       $           14,655
                                     =================       ==================

     4. Pursuant to the terms of the management agreement, MHS earns an incentive management fee based on Operating Profit as defined. For fiscal year 1998, the Partnership is entitled to the first $21.5 million of Operating Profit (the "Owners Priority"). Thereafter, MHS will receive the next $1.8 million of Operating Profit as an incentive management fee and any operating profit in excess of $23.3 million will be divided 75% to the Partnership and 25% to MHS. Any such payments will be made annually after completion of the audit of the Partnership's books. Pursuant to the terms of the management agreement, contributions to the property improvement fund in 1998 are 5.5% of gross Hotel sales, a one percentage point increase over the prior year level.

     5. On April 17, 1998, Host Marriott Corporation ("Host Marriott"), the parent of the General Partner of the Partnership, announced that its Board of Directors has authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999. As part of the REIT conversion, Host Marriott expects to form a new operating partnership (the "Operating Partnership") and limited partners in certain Host Marriott full-service hotel partnerships and joint ventures, including the Partnership, are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the new Operating Partnership in exchange for their current partnership interest.

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

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded primarily through loan agreements with independent financial institutions. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its operations in the ordinary course of business.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from Hotel operations. Its principal uses of cash are to make debt service payments, fund the Hotel's property improvement fund and establish reserves required by the lender.

Cash provided by operations for the twelve weeks ended March 27, 1998 and March 28, 1997 was $8.5 million and $5.4 million, respectively. Cash provided by operations increased $3.1 million primarily due to the Conversion combined with improved Hotel operations. Prior to the Conversion, the Partnership recognized estimated annual hotel rental income on a straight-line basis throughout the year. This change combined with an overall improvement in hotel operations (discussed below under Revenues) and an increase in accounts payable of $2.1 million due to increased accrued interest liability, resulted in the increase in cash from operations.

Cash used in investing activities for the twelve weeks ended March 27, 1998 and March 28, 1997 was $2.1 million and $573,000, respectively. The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements at the Hotel. Contributions to the property improvement fund were $2 million for first quarter 1998 and $1.5 million for first quarter 1997. Capital expenditures were $1.5 million and $619,000 in first quarter 1998 and first quarter 1997, respectively.

Cash used in financing activities for the twelve weeks ended March 27, 1998 and March 28, 1997 was $2.2 million and $5.2 million respectively. The Partnership's cash financing activities consist primarily of payments of the mortgage debt and contributions to the restricted cash reserves. Additionally, in first quarter 1997, the Partnership made $900,000 of loan repayments from the property improvement fund on the $1.7 million rooms refurbishment loan from Marriott International, Inc. The General Partner believes that cash contributions to the property improvement fund will provide adequate funds in the short-term and long-term to meet the Hotel's capital needs.

RESULTS OF OPERATIONS

Revenues. As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Partnership changed its method of reporting revenues in connection with the Conversion. As a result, Partnership Revenues reported for the twelve weeks ended March 27, 1998 are not comparable to the Partnership Revenues reported for the twelve weeks ended March 28, 1997. Prior to the Conversion, the Partnership recognized estimated annual hotel rental income on a straight-line basis throughout the year. The profits from the Hotel are seasonal and first and second quarter results are generally higher than the last two quarters of the year. Lease payments in excess of the income recognized by the Partnership were deferred and, to the extent not subject to possible future repayment to the Hotel lessee, were recognized as income during the remainder of the year. Pursuant to the terms of the Operating Lease, Annual Rental, as defined, was equal to the greater of Basic Rental (80% of Operating Profit, as defined) and Owner's Priority, as defined. Additionally, the Hotel tenant was required to pay property taxes, make contributions equal to a percentage of Hotel sales to a property improvement fund (4.5% in 1997 and 5.5% thereafter) and pay rental on the second golf course.

Subsequent to the Conversion, the Partnership records revenue based on house profit generated by the Hotel. House profit reflects Hotel operating results, and represents gross hotel sales less property-level expenses, excluding depreciation, base and incentive management fees, property taxes, and certain other costs, which are disclosed separately in the statement of operations. Revenues are recorded based on house profit because the Partnership has delegated substantially all of the operating decisions related to the generation of house profit to MHS.

On a comparative basis, house profit increased $1.5 million, or 10%, for the first quarter 1998 when compared to the same period in 1997 due to significant increases in rooms and food and beverage revenue. REVPAR, or revenue per available  room,  represents  the  combination  of the  average  daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a measure under generally accepted accounting principles). For the first quarter 1998, REVPAR increased 14% to $194 due to a 12% increase in average room rate to approximately $236 while average occupancy remained stable when compared to first quarter 1997. Average room rates increased by 15% for group business and 9% for transient business. Additionally, group roomnights sold increased by over 3,000 roomnights or 8% over 1997 while transient roomnights declined by 2,600 roomnights or 14% from first quarter 1997. The increase in the higher rated group roomnights sold more than offset the decline in transient room revenue. As a result of the increase in REVPAR combined with the increase in group roomnights and group average rate, hotel room sales increased 14% or $1.7 million for the first quarter 1998 when compared to the first quarter 1997. Food and beverage sales increased 12% or $1.4 million in first quarter 1998 when compared to the first quarter in 1997 due primarily to the increase in group business and related increases in banquet sales and audio visual rental revenue.

Operating Costs and Expenses. Operating costs and expenses increased $2 million from $2.5 million in first quarter 1997 to $4.5 million in first quarter 1998 due primarily to the impact of the Conversion. Prior to the Conversion, the Partnership did not record incentive management fee expense. Additionally, base management fees, though a component in the calculation of Operating Profit prior to the Conversion, was not a component of the Partnership's operating costs. On a comparative basis, base management fees for the first quarter 1998 increased $96,000, or 10% from $984,000 in first quarter 1997 to $1.1 million in first quarter 1998 with the increase in hotel operations discussed above.

Depreciation. Depreciation decreased $284,000, or 14.6%, for the first quarter 1998 when compared to the first quarter 1997 as the Partnership's original 10-year equipment was fully depreciated during 1997.

Interest Expense. On November 25, 1997 the Partnership refinanced its $160 million mortgage debt with $182.7 million of debt. The increase in debt along with an increase in the weighted average interest rate from 8.2% in the first twelve weeks of 1997 to 9.8% in the first twelve weeks of 1998 resulted in an increase in interest expense of $1.1 million, or 30%, from $3.4 million to $4.5 million.

Interest Income and Other. Interest income and other includes $73,000 in first quarter 1998 which represents payments made to the Partnership by Marriott Vacation Club International ("MVCI") for the rental of a gallery and marketing desk in the Hotel's lobby. In first quarter 1997, MVCI rental of $77,000 was recognized and included in the $6.3 million of Hotel rental income.

Net Income. Net income increased $7 million to $7.3 million in first quarter 1998 as a result of the changes discussed above, primarily the Conversion, and improved property operating results.

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

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott Corporation ("Host Marriott") filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited
Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Partnerships for inflated prices and that they charged the Partnerships excessive management fees to operate the Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. Although the Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Partnerships include an indemnity provision which requires the Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits - None.

b.   Reports on Form 8-K

     A Form 8-K was filed with the Securities and Exchange Commission on May 8, 1998. In this filing, Item 5 Other Events discloses the announcement by Host Marriott Corporation ("Host Marriott"), parent company of the General Partner of the Partnership, that Host Marriott's Board of Directors has authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust, effective as of January 1, 1999. A copy of the press release was included as an Item 7 - Exhibit in this Form 8-K filing.

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


                                                   DESERT SPRINGS MARRIOTT
                                                   LIMITED PARTNERSHIP

                                    By:    MARRIOTT DESERT SPRINGS CORPORATION
                                    General Partner



May 11, 1998                                       By:    /s/ Patricia K. Brady
                                                          ---------------------
                                Patricia K. Brady
                                Vice President and Chief Accounting Officer

                                                      SIGNATURE