Form 10-Q
period 1998-06-19
DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
filed 1998-07-31
CIK 832345

BY ELECTRONIC FILING

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 19, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-16777


                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  Delaware                          52-1508601
       -------------------------------    ------------------------------------
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

      10400 Fernwood Road, Bethesda, MD               20817-1109
      --------------------------------        ------------------------------
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

================================================================================

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
================================================================================


                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
Item 1.       Financial Statements

   Condensed Consolidated Statement of Operations
   Twelve and Twenty-Four Weeks Ended June 19, 1998 and June 20, 1997          1

   Condensed Consolidated Balance Sheet
   June 19, 1998 and December 31, 1997...................................      2

   Condensed Consolidated Statement of Cash Flows
   Twenty-Four Weeks Ended June 19, 1998 and June 20, 1997...............      3

   Notes to Condensed Consolidated Financial Statements..................      4


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................      7



                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings..........................................     11

Item 6.       Exhibits and Reports on Form 8-K...........................     11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)

                                                           Twelve Weeks Ended          Twenty-Four Weeks Ended
                                                         June 19,        June 20,        June 19,       June 20,
                                                           1998           1997            1998           1997
                                                        -----------     -----------    -----------    --------
  REVENUES (Note 3)
   Hotel revenues......................................$    11,138     $        --    $    27,291    $        --
   Hotel rentals.......................................         --           6,224             --         12,488
                                                       -----------     -----------    -----------    -----------

                                                            11,138           6,224         27,291         12,488
                                                            ------      ----------      ----------    ----------

OPERATING COSTS AND EXPENSES
   Depreciation........................................      1,657           1,627          3,314          3,568
   Base management fees................................        871              --          1,952             --
   Incentive management fees...........................        831              --          1,841             --
   Property taxes and other............................        850             604          1,639          1,164
                                                       -----------     -----------    -----------    -----------

                                                             4,209           2,231          8,746          4,732
                                                             -----        ----------      --------       ---------


OPERATING PROFIT.......................................      6,929           3,993         18,545          7,756
   Interest expense (including second quarter and
      year-to-date 1998 amounts related to
      Host Marriott debt of $1,933 and $3,937).........     (4,333)         (3,330)        (8,803)        (6,770)
   Interest income and other...........................        270             160            454            213
                                                       -----------     -----------    -----------    -----------


NET INCOME ............................................$     2,866     $       823    $    10,196    $     1,199
                                                       ===========     ===========    ===========    ===========

ALLOCATION OF NET INCOME
   General Partner.....................................$        29     $         8    $       102    $        12
   Limited Partners....................................      2,837             815         10,094          1,187
                                                       -----------     -----------    -----------    -----------

                                                       $     2,866     $       823    $    10,196    $     1,199
                                                       ===========     ===========    ===========    ===========

NET INCOME PER LIMITED
   PARTNER UNIT (900 Units)............................$     3,152     $       906    $    11,216    $     1,319
                                                       ===========     ===========    ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.


          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                                   June 19,         December 31,
                                                                                     1998               1997
                                                                                -------------     ----------------
                                                                                 (unaudited)

                                    ASSETS

    Property and equipment, net..............................................$        150,679     $        151,401
    Due from Marriott Hotel Services, Inc....................................           2,185                1,368
    Property improvement fund................................................           2,954                1,598
    Deferred financing, net of accumulated amortization......................           2,971                3,000
    Restricted cash reserves.................................................           9,191               10,236
    Cash and cash equivalents................................................          13,644                4,553
                                                                             ----------------     ----------------

                                                                             $        181,624     $        172,156
                                                                             ================     ================

                                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
    Mortgage debt............................................................     $    102,318     $        103,000
    Note payable.............................................................          19,599               20,000
    Note payable to Host Marriott Corporation and affiliates.................          59,727               59,727
    Due to Marriott Hotel Services, Inc......................................           1,963                2,122
    Accounts payable and accrued expenses....................................           4,757                1,972
                                                                                  ------------     ----------------

          Total Liabilities..................................................         188,364              186,821
                                                                                   ----------     ----------------

PARTNERS' CAPITAL (DEFICIT)
    General Partner..........................................................              58                  (21)
    Limited Partners.........................................................          (6,798)             (14,644)
                                                                                ----------------     ----------------

          Total Partners' Deficit............................................          (6,740)             (14,665)
                                                                                ----------------     ----------------

                                                                                $        181,624     $        172,156
                                                                                ================     ================










            See Notes to Condensed Consolidated Financial Statements.

          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                  Twenty-Four Weeks Ended
                                                  June 19,         June 20,
                                                    1998             1997
                                                  -----------    ----------
OPERATING ACTIVITIES
    Net income..................................  $ 10,196       $  1,199
    Noncash items...............................     3,429          4,006
    Change in operating accounts................     1,256          9,657
                                                  -----------    ----------

      Cash provided by operating activities.....    14,881         14,862
                                                  -----------    ----------
INVESTING ACTIVITIES
    Additions to property and equipment, net....    (2,592)        (1,318)
    Changes in property improvement fund........    (1,356)          (469)
                                                  -----------    ----------

          Cash used in investing activities.....    (3,948)        (1,787)
                                                  -----------    ----------

FINANCING ACTIVITIES
    Capital distribution to partners............    (2,271)            --
    Change in restricted cash reserves..........     1,598        (10,931)
    Repayment of mortgage debt..................      (682)            --
    Repayment of note payable...................      (401)          (900)
    Payment of refinancing costs................       (86)           (90)
                                                  -----------    ----------

          Cash used in financing activities.....    (1,842)       (11,921)
                                                  -----------    ----------

INCREASE IN CASH AND CASH EQUIVALENTS...........     9,091          1,154

CASH AND CASH EQUIVALENTS at beginning of period.    4,553          5,755
                                                  ----------     ----------

CASH AND CASH EQUIVALENTS at end of period....... $ 13,644           $6,909
                                                  ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest..... $  5,866       $   6,169
                                                  ==========     ==========






            See Notes to Condensed Consolidated Financial Statements.

          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The accompanying condensed consolidated financial statements have been prepared by Desert Springs Marriott Limited Partnership and subsidiaries (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

       In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 19, 1998 and December 31, 1997, and the results of operations for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997 and cash flows for the twenty-four weeks ended June 19, 1998 and June 20, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations (see Note 3).

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

2.     In connection  with the mortgage debt  refinancing  in November 1997 (see
       Note 3), the General Partner received unrevoked consents of limited partners approving certain amendments to the partnership agreement. The amendments, among other things, allowed the formation of certain subsidiaries of the Partnership including Marriott DSM LLC and DS Hotel LLC. The Partnership contributed the Hotel and its related assets to Marriott DSM LLC, which in turn contributed them to DS Hotel LLC, a bankruptcy remote subsidiary. Marriott DSM LLC, a bankruptcy remote subsidiary of the Partnership, owns 100% interest in DS Hotel LLC. The Partnership owns 100% interest in Marriott DSM LLC.

3. On November 25, 1997, the Partnership completed a refinancing of its mortgage debt.In connection with the refinancing, the Partnership converted its operating lease with Marriott Hotel Services, Inc.("MHS")to a management agreement(the "Conversion"). Prior to the Conversion, the Partnership recognized estimated annual hotel rental income on a straight-line basis throughout the year. The profits from the Marriott's Desert Springs Resort and Spa (the "Hotel") are seasonal and first and second quarter results are generally higher than the last two quarters of the year. Lease payments in excess of the income recognized by the Partnership were deferred and, to the extent not subject to possible future repayment to the Hotel tenant, were recognized as income during the remainder of the year. Pursuant to the terms of the Operating Lease, Annual Rental, as defined, was equal to the greater of Basic Rental (80% of Operating Profit, as defined)and Owner's Priority, as defined. Additionally, the Hotel tenant was required to pay property taxes, make contributions equal to a percentage of Hotel sales to a property improvement fund (4.5% in 1997 and 5.5% thereafter) and pay rental on the second golf course.

       Subsequent to the Conversion, the Partnership records revenue based on house profit generated by the Hotel. House profit reflects Hotel operating results, and represents gross hotel sales less property-level expenses, excluding depreciation, base and incentive management fees, property taxes, and certain other costs, which are disclosed separately in the accompanying condensed consolidated statement of operations. Revenues are recorded based on house profit because the Partnership has delegated substantially all of the operating decisions related to the generation of house profit to MHS.

       On November 20, 1997 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

       The Partnership is assessing the impact of EITF 97-2 on its policy of excluding the property level revenues and operating expenses of its hotel from its statements of operations. If the Partnership concludes that EITF 97-2 should be applied to its Hotel, it would include operating results of this managed operation in its financial statements. Application of EITF 97-2 to financial statements as of and for the twelve and twenty-four weeks ended June 19, 1998 would have increased both revenues and operating expenses by approximately $17.9 million and $37.8 million, respectively, and would have had no impact on operating profit or net income.

       The following is a summary of hotel revenues, for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997 (in thousands):

                                   Twelve Weeks Ended              Twenty-Four Weeks Ended
                                 June 19,         June 20,        June 19,          June 20,
                                   1998            1997            1998               1997
                              --------------  -------------    -------------      -------------
       HOTEL SALES
         Rooms................$       10,961  $      10,353    $      25,394      $      23,065
         Food and beverage....        11,266         10,927           24,737             22,987
         Other................         6,805          5,310           14,920             13,323
                              --------------  -------------    -------------      -------------
                                      29,032         26,590           65,051             59,375
                              --------------  -------------    -------------      -------------
       HOTEL EXPENSES
         Departmental direct costs
            Rooms.............         2,454          2,275            5,127              4,534
            Food and beverage.         7,235          6,909           15,624             14,366
         Other operating expenses      8,205          7,351           17,009             15,765
                              --------------  -------------    -------------      -------------
                                      17,894         16,535           37,760             34,665
                              --------------  -------------    -------------      -------------

      HOTEL REVENUES..........$       11,138   $     10,055    $      27,291      $      24,710
                              ==============   ============    =============      =============

4. Pursuant to the terms of the management agreement, MHS earns an incentive management fee based on Operating Profit as defined. For fiscal year 1998, the Partnership is entitled to the first $21.5 million of Operating Profit (the "Owners Priority"). Thereafter, MHS will receive the next $1.8 million of Operating Profit as an incentive management fee and any operating profit in excess of $23.3 million will be divided 75% to the Partnership and 25% to MHS. Any such payments will be made annually after completion of the audit of the Partnership's financial statements. Pursuant to the terms of the management agreement, contributions to the property improvement fund in 1998 are 5.5% of gross Hotel sales, a one percentage point increase over the prior year level.

5. Host Marriott Corporation ("Host Marriott"), the parent of the General Partner of the Partnership, announced on April 17, 1998, that its Board of Directors has authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999. As part of the REIT conversion, Host Marriott formed a new operating partnership(the "Operating Partnership") and limited partners in certain Host Marriott full-service hotel partnerships and joint ventures, including the Partnership, are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the new Operating Partnership in exchange for their current partnership interests. The Operating Partnership units would be redeemable by the limited partner for freely traded Host Marriott shares (or the cash equivalent thereof)at any time after one year from the closing of the merger.In connection with the REIT conversion, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on June 2, 1998. Limited partners will be able to vote on the Partnership's participation in the merger later this year through a consent solicitation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Partnership changed its method of reporting revenues in connection with the Conversion. As a result, Partnership Revenues reported for the twelve and twenty-four weeks ended June 19, 1998 are not comparable to the Partnership Revenues reported for the twelve and twenty-four weeks ended June 20, 1997. Prior to the Conversion, the Partnership recognized estimated annual hotel rental income on a straight-line basis throughout the year. The profits from the Hotel are seasonal and first and second quarter results are generally higher than the last two quarters of the year. Lease payments in excess of the income recognized by the Partnership were deferred and, to the extent not subject to possible future repayment to the Hotel lessee, were recognized as income during the remainder of the year. Pursuant to the terms of the Operating Lease, Annual Rental, as defined, was equal to the greater of Basic Rental (80% of Operating Profit, as defined) and Owner's Priority, as defined. Additionally, the Hotel tenant was required to pay taxes, make contributions equal to a percentage of Hotel sales to a property improvement fund (4.5% in 1997 and 5.5% thereafter) and pay rental on the second golf course.

Subsequent to the Conversion, the Partnership records revenue based on house profit generated by the Hotel. House profit reflects Hotel operating results, and represents gross hotel sales less property-level expenses, excluding depreciation, base and incentive management fees, property taxes, and certain other costs, which are disclosed separately in the accompanying statement of operations. Revenues are recorded based on house profit because the Partnership has delegated substantially all of the operating decisions related to the generation of house profit to MHS.

On a comparative basis, house profit increased $1.1 million or 10.8%, for the second quarter 1998 when compared to the same period in 1997 due to increases in rooms revenue. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). For the second quarter 1998, REVPAR increased 6% to approximately $148 due to a 4% increase in the average room rate to approximately $191 coupled with a slight increase in average occupancy over the same quarter in 1997. Average room rates increased by 6% for group business and 3% for transient business. Additionally, transient roomnights sold increased by over 3,000 roomnights or 20% over the same quarter in 1997 while group roomnights declined by 2,300 or 6% from second quarter 1997. These increases were the result of increased marketing efforts to the transient customers, as well as better than normal weather in the desert for this season. As a result of the increase in REVPAR, hotel room sales increased 5.9% or $608,000 in second quarter 1998 when compared to the same quarter in 1997.

On a year-to-date basis, house profit increased $2.6 million or 10% over the same period of the prior year due primarily to increases in rooms revenues. For the year, REVPAR increased 10% over the same period of the prior year to approximately $171 due primarily to a 9% increase in the average room rate to approximately $214 coupled with a 1.1 percentage point increase in average occupancy to approximately 80%. Room sales and profit increased 10% and 9% respectively, due to strong demand in the leisure transient segment and improvements in the Hotel's rooms amenity package and guest services. With the increase in transient demand, the hotel increased its group average room rate by approximately 12% on a year-to-date basis compared to the prior year.

Operating Costs and Expenses. Operating costs and expenses increased $2.0 million from $2.2 million in second quarter 1997 to $4.2 million in second quarter 1998. On a year-to-date basis, operating costs and expenses increased $4.0 million from $4.7 million in 1997 to $8.7 million in 1998. The quarter and year-to-date increases are due primarily to the impact of the Conversion. Prior to the Conversion, incentive management fee expense was not a component of operating expense. Rather, accrued incentive management fee expense was deducted from the additional lease payments in excess of rental income that were deferred by the Partnership. Additionally, base management fees, though a component in the calculation of Operating Profit prior to the Conversion, were not a component of the Partnership's operating costs.

On a comparative basis, incentive management fees for second quarter 1998 increased $123,000, or 17.4% from $708,000 in second quarter 1997 to $831,000 in second quarter 1998 due to the increase in hotel operations discussed above. On a second quarter year-to-date basis, incentive management fees increased $179,000, or 10.8% from $1.7 million in 1997 to $1.8 million in 1998.

On a comparative basis, base management fees for the second quarter 1998 increased $73,000, or 9.1% from $798,000 in second quarter 1997 to $871,000 in second quarter 1998 due to the increase in hotel operations discussed above. On a second quarter year-to-date basis, base management fees increased $171,000, or 9.6% from $1.8 million in 1997 to almost $2.0 million in 1998.

Depreciation. Depreciation increased $30,000, or 1.8%, for second quarter 1998 when compared to the same quarter in 1997 due to capital improvements completed in the third and fourth quarters of 1997, including the ballroom and lobby renovations. On a year-to-date basis, depreciation decreased $254,000, or 7%, when compared to the same quarter in 1997 as the Partnership's original 10-year equipment became fully depreciated during 1997.

Interest Expense. On November 25, 1997 the Partnership refinanced its $160 million mortgage debt with $182.7 million of debt. The increase in debt along with an increase in the weighted average interest rate from 8.4% in the second quarter of 1997 to 9.8% in the second quarter of 1998 resulted in an increase in interest expense of approximately $1.0 million, or 30.1%, from $3.3 million to $4.3 million. On a year-to-date basis, interest expense increased approximately $2.0 million, or 30%, from $6.8 million to $8.8 million. On a year-to-date basis, the weighted average interest rate increased from 8.3% in 1997 to 9.8% in 1998.

Interest Income and Other. Interest income and other includes $59,000 in second quarter 1998 which represents payments made to the Partnership by Marriott Vacation Club International ("MVCI") for the rental of a gallery and marketing desk in the Hotel's lobby. In second quarter 1997, MVCI rental of $63,000 was recognized and included in the $6.2 million of Hotel rental income. On a year-to-date basis, $132,000 of MVCI rental income is included in interest income and other, compared to $140,000 in the same period in the prior year.

Net Income. Net income increased $2.0 million to $2.9 million in the second quarter of 1998 when compared to the second quarter of 1997. On a year-to-date basis, net income increased $9.0 million to $10.2 million from prior year as a result of the changes discussed above, primarily the Conversion, and improved hotel operating results.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded primarily through loan agreements with independent financial institutions. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its operations in the ordinary course of business.

On November 25, 1997, the Partnership completed a refinancing of its mortgage debt. The financing consists of a $103 million senior loan, a $20 million mezzanine loan and a $59.7 million junior loan. In connection with the refinancing, the Partnership converted its operating lease with Marriott Hotel Services, Inc. ("MHS") to a management agreement (the "Conversion"). Prior to
the Conversion, the  Partnership   recognized   estimated   annual  hotel
rental income on a straight-line basis throughout the year. The profits from the Marriott's Desert Springs Resort and Spa (the "Hotel") are seasonal and first and second quarter results are generally higher than the last two quarters of the year. Lease payments in excess of the income recognized by the Partnership were deferred and, to the extent not subject to possible future repayment to the Hotel tenant, were recognized as income during the remainder of the year. Pursuant to the terms of the Operating Lease, Annual Rental, as defined, was equal to the greater of Basic Rental (80% of Operating Profit, as defined) and Owner's Priority, as defined. Additionally, the Hotel tenant was required to pay property taxes, make contributions equal to a percentage of Hotel sales to a property improvement fund (4.5% in 1997 and 5.5% thereafter) and pay rental on the second golf course. Subsequent to the Conversion, the Partnership records revenue based on house profit generated by the Hotel.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from hotel operations. Its principal uses of cash are to make debt service payments, fund the hotel's property improvement fund and establish reserves required by the lender.

Cash provided by operating activities for the twenty-four weeks ended June 19, 1998 and June 20, 1997 was $14.9 million. Cash provided by operating activities increased $19,000 primarily due to the Conversion, as discussed in Note 3, combined with improved hotel operations. Prior to the Conversion, the Partnership recognized estimated annual hotel rental income on a straight-line basis throughout the year. This change combined with an overall improvement in hotel operations, an increase in accounts payable of $2.8 million due to increased accrued interest liability, offset by the payment of $2.0 million of accrued incentive management fees to MHS in second quarter 1998 resulted in the increase in cash from operations. Additionally, through June 19, 1998, an additional $1.5 million was transferred into the tax and insurance reserve account and $984,000 was disbursed to pay accrued real estate taxes. The tax and insurance reserve is included in restricted cash reserves and the resulting tax and insurance liability is included in accounts payable and accrued expenses in the accompanying balance sheet.

Cash used in investing activities for the twenty-four weeks ended June 19, 1998 and June 20, 1997 was $3.9 million and $1.8 million, respectively. The Partnership's cash used in investing activities consists primarily of contributions to the property improvement fund and capital expenditures for improvements at the hotel. Contributions to the property improvement fund for the twenty-four weeks ended June 19, 1998 were $3.6 million and $2.7 million for the twenty-four weeks ended June 20, 1997. Contributions in 1998 increased due to a $5.7 million increase in gross hotel sales and an increase in the contribution rate from 4.5% in 1997 to 5.5% in 1998. Capital expenditures from the property improvement fund were $2.3 million and $1.3 million for the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively.

Cash used in financing activities for the twenty-four weeks ended June 19, 1998 and June 20, 1997 was $1.8 million and $11.9 million, respectively. The Partnership's cash used in financing activities consists primarily of payments of the mortgage debt, contributions to the restricted cash reserves and cash distributions. Year-to-date 1998 contributions to the restricted cash reserves consist of $500,000 for the replacement of the Hotel's air conditioning system and interest income earned year-to-date of $153,000. Disbursements from the reserves include $270,000 for the air conditioning work and $2.0 million for accrued incentive management fees payable to MHS.
Year-to-date contributions to the restricted cash reserves in 1997 consisted of $10.9 million of excess cash from Hotel operations held for future debt service. During the second quarter of 1998, the Partnership distributed $2.3 million to the partners ($2,500 per limited partner unit) from 1997 operations. Additionally, for the twenty-four weeks ended June 20, 1997, the Partnership made $900,000 of loan repayments from the property improvement fund on the rooms refurbishment loan from Marriott International, Inc.

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

The Partnership and the Hotel are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial conditions or results of operations of the Partnership.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott Corporation ("Host Marriott") filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited
Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Partnerships for inflated prices and that they charged the Partnerships excessive management fees to operate the Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. Although the Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Partnerships include an indemnity provision which requires the Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses and fees.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits - None.

b.   Reports on Form 8-K

     May 8, 1998 -- In this filing, Item 5 - Other Events discloses the announcement by Host Marriott Corporation ("Host Marriott"), parent company of the General Partner of the Partnership, that Host Marriott's Board of Directors has authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust, effective as of January 1, 1999. A copy of the press release was included as an Item 7 -
     Exhibit in this Form 8-K filing.

     June 19, 1998 -- In this filing, Item 5 - Other Events discloses that the General Partner sent the limited partners of the Partnership a letter to inform them of the proposed reorganization of Host Marriott's business operations to qualify as a real estate investment trust and provide them with the estimated exchange value per Partnership unit. A copy of the letter was included as an Item 7 - Exhibit in this Form 8-K filing.

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


                                                   DESERT SPRINGS MARRIOTT
                                                   LIMITED PARTNERSHIP

                                     By:    MARRIOTT DESERT SPRINGS CORPORATION
                                     General Partner



July 31, 1998                                      By:    /s/ Earla L. Stowe
                                                          ------------------
                                    Earla L. Stowe
                                    Vice President and Chief Accounting Officer