Form 10-K/A
period 1997-12-31
DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
filed 1998-09-29
CIK 832345

================================================================================

================================================================================
                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-K/A

                     Annual Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1997

                                       OR
                     Transition Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number: 0 - 16777

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                 Delaware                       52-1508601
           ----------------------------- ---------------------------
           (State or other jurisdiction of    (I.R.S. Employer
           incorporation or organization)    Identification No.)

                      10400 Fernwood Road
                      Bethesda, Maryland                20817
  --------------------------------------------- -----------------------------
      (Address of principal executive offices)        (Zip Code)

        Registrant's telephone number, including area code: 301-380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No The Partnership became subject to Section 13 reporting August 29, 1997.

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

================================================================================
================================================================================

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

The Hotel was leased to Marriott Hotel Services, Inc.("MHSI" or the "Tenant"), a wholly-owned direct subsidiary of Marriott International, Inc. ("MII"), under a long-term lease agreement (the "Operating Lease"). A second golf course (the "Second Golf Course") is leased by the Partnership from Marriott's Desert Springs Development Corporation, a wholly-owned indirect subsidiary of MII. The Hotel had the right to use the Marriott name pursuant to the lease agreements. See Item 13, "Certain Relationships and Related Transactions."

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


ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years ended December 31, 1997:

                                                           1997        1996        1995        1994        1993
                                                         ---------   ---------    --------    ---------   ---------
                                                               (in thousands, except per Unit amounts)
Revenues(1)..............................................$   33,369   $  24,681   $  22,688   $  21,407   $  21,289
                                                         ==========   =========   =========   =========   =========
Operating Profit.........................................$   16,381   $  14,510   $  13,293   $   9,873   $   9,990
                                                         ==========   =========   =========   =========   =========
Net income (loss) before extraordinary income............$    2,161   $     109   $   1,585   $  (2,264)  $  (3,099)
                                                         ==========   =========   =========   =========   ==========
Extraordinary gain due to orgiveness of additional rental$   27,538   $      --   $  --       $  --       $   --
                                                         ==========   =========   =========   =========   ==========
Net income (loss)........................................$   29,699   $     109   $   1,585   $  (2,264)  $  (3,099)
                                                         ==========   =========   =========   =========   ==========
Net income (loss) per limited partner unit (900 Units)...$   32,669   $     120   $   1,743   $  (2,490)  $  (3,409)
                                                         ==========   =========   =========   ==========  =========
Total Assets.............................................$  172,156   $ 164,882   $ 173,742   $ 172,238   $ 175,451
                                                         ==========   =========   =========   ==========  ==========
Total Obligations........................................$  186,821   $ 186,519   $ 193,941   $ 188,951   $ 185,941
                                                         ==========   =========   =========   ==========  ==========
Cash Distributions per limited partner Unit (900 Units)..$   25,000   $   1,702   $   5,577   $   4,404   $   5,498
                                                         ==========   ==========  =========   ==========  ==========


(1) Subsequent to November 25, 1997, revenues reflect gross hotel sales. Prior to that date, revenues reflected hotel rental income.

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

Revenue for the period of November 25 through December 31, 1997, net rental income from the Hotel for 1995 through November 24, 1997 and Equipment rental for 1995 through April 24, 1996 are applied to debt service, property taxes, partnership administrative costs, Partnership funded capital expenditures and cash distributions to the partners.

Results of Operations

1997 Compared to 1996

         Hotel Rental Income. On November 25, 1997, in connection with the refinancing, the General Partner and the Tenant/Manager converted the Operating Lease to a management agreement (the "Management Agreement"). As a result of this conversion, full year 1997 hotel rental income is not comparable to full year 1996 hotel rental income. Hotel rental income for the period January 1 through November 25, 1997 was $24 million. For the year, total Hotel sales increased 6% due primarily to a 7.6% increase in rooms revenue. REVPAR improved 10% to $124 due to a 7% increase in average room rate to approximately $170 and a 2.0 percentage point increase in average daily occupancy to approximately 73%.

         Hotel Revenues. Effective November 25, 1997, the Partnership records hotel operations as revenues. As a result of the conversion from an Operating Lease to a Management Agreement, Partnership hotel revenues were $9.4 million. This consists of the Hotel's operating results for the period of November 25 through December 31, 1997.

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

         Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $1.9 million or 13% to $16.4 million for 1997 when compared to 1996.

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

         Interest Income and Other. Interest income and other decreased 45% from $1.1 million in 1996 to $607,000 in 1997. The decrease is primarily due to the Partnership utilizing $8.2 million of cash and cash equivalents to reduce the balance of its outstanding mortgage debt combined with paying $2.7 million in refinancing costs which decreased the cash balance on which interest income is earned.

         Extraordinary Items. The Partnership recognized an extraordinary gain in 1997 of $27.5 million representing the forgiveness of additional rental by the Tenant/Manager.

1996 Compared to 1995

         Hotel Rental Income. Hotel rental income for 1996 increased 18% from $19.9 million in 1995 to $23.4 million in 1996. For the year, total Hotel revenues increased 15% due to increases in all areas of the Hotel including rooms, food and beverage, golf and spa and other ancillary revenues. REVPAR improved 9% to $113 due to a 5% increase in average room rate to approximately $158 and a 2.5 percentage point increase in average daily occupancy to approximately 71%. Food and beverage revenues increased 15% from $33.5 million in 1995 to $38.4 million in 1996.

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

         Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $1.2 million or 9.2% to $14.5 million for 1996 when compared to 1995.

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

         Interest Income and Other. Interest income and other decreased 34% from $1.6 million in 1995 to $1.1 million in 1996. The decrease is primarily due to $692,000 of income recognized in 1995 on the funding of the pool expansion by Marriott Vacation Club International ("MVCI") offset by a $108,000 increase in interest income earned in 1996 on the Partnership's cash held for refinancing.


Capital Resources and Liquidity

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

In conjunction with the refinancing of the mortgage debt, the Partnership was required to establish cash reserves which are held by an agent of the lender including:

         o $6.2 million debt service  reserve
         o $1.5 million reserve for capital expenditures
         o $2.0 million reserve for payment of fees to the Tenant/Manager

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index                                                                 Page
Report of Independent Public Accountants....  ............................   20

Statement of Operations...................................................   21

Balance Sheet.............................................................   22

Statement of Changes in Partners' (Deficit) Capital ......................   23

Statement of Cash Flows...................................................   24

Notes to Financial Statements.............................................   25

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




                                                             ARTHUR ANDERSEN LLP



Washington, D.C.
February 18, 1998

                             STATEMENT OF OPERATIONS
          Desert Springs Marriott Limited Partnership and Subsidiaries
              For the Years Ended December 31, 1997, 1996 and 1995
                     (in thousands, except per Unit amounts)


                                                     1997       1996       1995
                                                  -------     -------    -------
REVENUES
   Rentals
     Hotel....................................... $24,016      $23,433   $19,851
     Airline equipment (Note 6)...................    --         1,248     2,837
   Hotel revenues
     Rooms....................................      3,620           --        --
     Food and beverage............................  3,330           --        --
     Other.......................................   2,403           --        --
                                                   ------       -------  -------
         Total hotel revenues....................   9,353           --        --
                                                   ------       -------  -------
                                                   33,369        24,681   22,688

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms.........................................   801           --        --
     Food and beverage..............................2,646           --        --
     Other departmental costs and deductions......  3,296           --        --
                                                    -----         ------   -----
         Total property-level costs and expenses    6,743           --        --
   Depreciation ..................................  7,182         7,732    7,823
   Property taxes..............................     1,958         1,965    1,219
   Partnership administration and other.........      445           474      353
   Base management fee......................          281             --      --
   Insurance and other.........................       256             --      --
   Incentive management fee...................        123             --      --
                                                   ------         ------   -----
                                                   16,988         10,171   9,395
                                                   ------         ------   -----
OPERATING PROFIT............................       16,381         14,510  13,293
   Interest expense..........................     (14,827)      (15,501)(13,371)
   Interest income and other...............           607         1,100    1,663
                                                  -------         ------   -----

NET INCOME BEFORE EXTRAORDINARY ITEM.......         2,161          109     1,585
                                                  -------         ------   -----

EXTRAORDINARY ITEM
   Gain on forgiveness of additional rental..      27,538          --         --
                                                  -------         -----    -----
NET INCOME...................................     $29,699         $109    $1,585
                                                  -------         -----    -----


ALLOCATION OF NET INCOME
   General Partner..............................     $297           $1       $16
   Limited Partners.........................       29,402          108     1,569
                                                  -------          ----    -----

                                                  $29,699         $109    $1,585
                                                  =======         =====   ======

NET INCOME PER LIMITED PARTNER UNIT (900 Units)...$32,669         $120    $1,743
                                                  =======         ====    ======

     The accompanying notes are an integral part of these financial statements.

                                  BALANCE SHEET
          Desert Springs Marriott Limited Partnership and Subsidiaries
                        As of December 31, 1997 and 1996
                                 (in thousands)



                                                                                                 1997                 1996
                                                                                             -------------    -------------
ASSETS
   Property and equipment, net...............................................................$     151,401    $     155,441
   Due from Marriott International, Inc......................................................        1,368                8
   Property improvement fund.................................................................        1,598            1,041
   Deferred financing, net of accumulated amortization.......................................        3,000            2,637
   Restricted cash...........................................................................       10,236               --
   Cash and cash equivalents.................................................................        4,553            5,755
                                                                                             -------------    -------------
                                                                                             $     172,156    $     164,882
                                                                                             =============    =============

LIABILITIES AND PARTNERS' DEFICIT

   LIABILITIES
      Mortgage debt..........................................................................$     103,000    $     160,000
      Note payable ..........................................................................       20,000               --
      Due to Host Marriott and affiliates....................................................       59,727               --
      Additional rental paid by hotel lessee.................................................           --           25,013
      Due to Marriott International, Inc.....................................................        2,122            1,022
      Accounts payable and accrued expenses..................................................        1,972              484
                                                                                             -------------    -------------
        Total Liabilities....................................................................      186,821          186,519
                                                                                             -------------    -------------

   PARTNERS' DEFICIT
      General Partner
        Capital contribution.................................................................          909              909
        Capital distributions................................................................         (829)            (602)
        Cumulative net losses................................................................         (101)            (398)
                                                                                              -------------   --------------
                                                                                                       (21)             (91)
                                                                                              -------------   --------------
      Limited Partners
        Capital contributions, net of offering costs of $10,576..............................       77,444           77,444
        Investor notes receivable............................................................          (22)             (22)
        Capital distributions................................................................      (82,084)         (59,584)
        Cumulative net losses................................................................       (9,982)         (39,384)
                                                                                               ------------   --------------
                                                                                                   (14,644)         (21,546)
                                                                                               ------------   --------------

        Total Partners' Deficit..............................................................      (14,665)         (21,637)
                                                                                               ------------   --------------

                                                                                             $     172,156    $     164,882
                                                                                             ==============   ==============


The accompanying notes are an integral part of these financial statements.

                             STATEMENT OF CHANGES IN
                           PARTNERS' (DEFICIT) CAPITAL
          Desert Springs Marriott Limited Partnership and Subsidiaries
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                                  General          Limited
                                                                                  Partner         Partners            Total
                                                                            --------------    -------------     ------------
Balance, December 31, 1994..................................................$         (42)    $     (16,671)    $   (16,713)

   Net income...............................................................           16             1,569           1,585
   Capital distributions....................................................          (51)           (5,020)         (5,071)
                                                                            --------------    --------------    ------------

Balance, December 31, 1995..................................................          (77)          (20,122)        (20,199)

   Net income...............................................................            1               108             109
   Capital distributions....................................................          (15)           (1,532)         (1,547)
                                                                            --------------    --------------     -----------

Balance, December 31, 1996..................................................          (91)          (21,546)        (21,637)

   Net income...............................................................          297            29,402          29,699
   Capital distributions....................................................         (227)          (22,500)        (22,727)
                                                                            --------------    --------------     -----------

Balance, December 31, 1997..................................................$         (21)    $     (14,644)    $   (14,665)
                                                                            ==============    ==============    ============



The accompanying notes are an integral part of these financial statements.

                             STATEMENT OF CASH FLOWS
          Desert Springs Marriott Limited Partnership and Subsidiaries
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)




                                                                                    1997             1996              1995
                                                                           --------------    -------------    --------------
OPERATING ACTIVITIES
   Net income..............................................................$      29,699     $         109    $       1,585
   Extraordinary item......................................................      (27,538)               --               --
                                                                           --------------    -------------    --------------
   Income before extraordinary item........................................        2,161               109            1,585
   Noncash items:
      Depreciation ........................................................        7,182             7,732            7,823
      Amortization of deferred financing costs as interest expense.........          807               104              135
      Loss (gain) on dispositions of property and equipment................          163            (1,248)          (1,972)
   Changes in operating accounts:
      Due to/from Marriott International, Inc. and affiliates..............          640             2,287           (2,241)
      Due from airline equipment lessee....................................           --                --            1,357
      Accounts payable and accrued interest................................        1,488            (1,967)              37
                                                                            --------------    --------------  --------------

         Cash provided by operations.......................................       12,441             7,017            6,724
                                                                            --------------    --------------  --------------
INVESTING ACTIVITIES
   Additions to property and equipment.....................................       (3,318)           (9,989)          (3,979)
   Change in property improvement fund, net................................         (544)            4,384           (2,035)
   Proceeds from sales of airline equipment................................           --             2,509            3,964
                                                                            -------------     --------------  --------------
         Cash used in investing activities.................................       (3,862)           (3,096)          (2,050)
                                                                            -------------     --------------  --------------
FINANCING ACTIVITIES
   Proceeds from mortgage loan.............................................      182,727           160,000               --
   Repayment of mortgage debt..............................................     (160,000)         (168,239)              --
   Capital distributions to partners.......................................      (22,727)           (1,547)          (5,071)
   Change in restricted cash...............................................      (10,236)               --               --
   Additional rental paid by hotel lessee..................................        2,525             3,165            3,672
   Payment of refinancing costs............................................       (1,170)           (2,658)              --
   Repayment of note payable to Marriott International, Inc................         (900)             (800)              --
   Advances from Marriott International, Inc...............................           --             1,700               --

         Cash used in financing activities.................................       (9,781)           (8,379)          (1,399)
                                                                              ------------    --------------   -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................       (1,202)           (4,458)           3,275

CASH AND CASH EQUIVALENTS at beginning of year.............................        5,755            10,213            6,938
                                                                              ------------    --------------   -------------
CASH AND CASH EQUIVALENTS at end of year...................................$       4,553     $       5,755    $      10,213
                                                                              ============    ==============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest and other...............................$      12,959     $      17,372    $      13,237
                                                                              ============    ==============   =============


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


Restatement of Revenues and Expenses

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

The statement of operations of the Partnership as presented in the 1997 Annual Report on Form 10-K did not reflect gross hotel sales and property-level operating expenses for the period November 25, 1997 to year end but rather reflected house profit for the period November 25, 1997 (the date the management agreement was entered into) through December 31, 1997. House profit represents gross hotel revenues less property-level operating expenses, excluding depreciation, base and incentive management fees, property taxes, insurance and certain other costs, which were disclosed separately in the statement of operations. The Partnership has concluded that EITF 97-2 should be applied to the Partnership beginning November 25, 1997, the date the Partnership entered into a new management agreement, and accordingly the 1997 statement of operations has been restated to reflect an increase in hotel revenues and property-level expenses of $6.7 million for the period November 25, 1997 through December 31, 1997. The restatement had no impact on operating profit or net income.

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

Restricted Cash Reserves

In conjunction with the refinancing of the mortgage debt, the Partnership was required to establish cash reserves which are held by an agent of the lender including:

         o $6.2 million debt service  reserve
         o $1.5 million reserve for capital expenditures
         o $2.0 million reserve for payment of fees to the Tenant/Manager

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

NOTE 3.         PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                      1997            1996
                                                     ------          ------
Land and land improvements......................   $  13,690      $  13,690
Building and improvements........................    155,497        155,570
Furniture and equipment..........................     44,090         47,800
                                                     -------        -------
                                                     213,277        217,060

Less accumulated depreciation....................    (61,876)       (61,619)
                                                     --------       --------
                                                  $   151,401    $   155,441
                                                  ============   ============

NOTE 4.         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below. Fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                    As of December 31, 1997              As of December 31, 1996
                                    -----------------------              -----------------------
                                                     Estimated                         Estimated
                                    Carrying            Fair           Carrying           Fair
                                     Amount            Value           Amount            Value
                                    --------         ---------         --------        ----------
Mortgage debt                      $103,000          $103,000          $160,000         $160,000
Note payable                         20,000           20,000               --                --
Due to Host Marriott and affiliates  59,727           59,727               --                --
Note Payable to MII                      --               --              900               900
Additional rental paid by Hotel lessee   --               --           25,013                --

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

The required principal payments of the Senior Loan, Mezzanine Loan and the HM Junior Loan at December 31, 1997 are as follows (in thousands):

                                            1998              $       2,186
                                            1999                      2,389
                                            2000                      2,581
                                            2001                      2,850
                                            2002                      3,116
                                         Thereafter                 169,605
                                                              -------------
                                                              $     182,727
                                                              =============
Debt to MII

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

NOTE 9.         HOTEL OPERATING RESULTS

The following is a summary of Hotel Operating Profit, as defined in the Hotel lease agreement, for the three years ended December 31, 1997 (in thousands):

                                                                                   1997           1996             1995
                                                                               --------        --------       ---------
REVENUES
  Rooms.....................................................................   $ 39,825        $ 37,031       $ 33,495
  Food and beverage.........................................................     40,366          38,431         33,453
  Other.....................................................................     23,130          22,437         18,450
                                                                               --------        --------       --------
                                                                                103,321          97,899         85,398
                                                                               --------        --------       --------
EXPENSES
  Departmental direct costs
     Rooms..................................................................      8,933           8,545          7,715
     Food and beverage......................................................     27,642          26,623         23,335
  Other operating expenses..................................................     43,048          41,686         35,987
                                                                               --------         -------        -------
                                                                                 79,623          76,854         67,037
                                                                               --------         -------        -------

HOTEL OPERATING PROFIT......................................................   $ 23,698         $ 21,045      $  18,361
                                                                               ========         ========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried out through the directors and executive officers of Marriott Desert Springs Corporation, the General Partner, who are listed below:

                           Current Position in                       Age at
    Name                 Marriott Desert Springs Corp.         December 31, 1997
------------------       -----------------------------         -----------------
Bruce F. Stemerman       President and Director                        42
Robert E. Parsons, Jr    Vice President and Director                   42
Christopher G. Townsend  Vice President, Director, and Secret          50
Earla L. Stowe           Vice President and Chief Accounting
                          Officer                                      37

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

Christopher G.Townsend has been Vice President, Director and Secretary of the General Partner since September 1988. Mr.Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984, Mr.Townsend was made Assistant Secretary of Host Marriott and in 1986 was made Assistant General Counsel. In 1993, he was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott. In November 1996, Mr.Townsend was named General Counsel of Host Marriott. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Earla L. Stowe joined Host Marriott in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became Assistant Manager, Partnership Services. She was promoted to Manager, Partnership Services in 1991 and to Director, Asset Management in 1996. She was promoted to Senior Director, Asset Management in 1998. she also serves as an officer of numerous Host Marriott subsidiaries.



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

The officers and directors of MII, as a group, own the following units:

                              Amount and Nature of                       Percent
 Title of Class               Beneficial Ownership                      of Class
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

Payments to Host Marriott, MII and their Affiliates

The following table sets forth amounts paid by the Partnership to Host Marriott, MII and their subsidiaries for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                      Year Ended December 31,
                                                                                     1997         1996         1995
                                                                                   ------       ------        ------
Payments to Host Marriott and affiliates:

    Administrative expenses...................................................     $ 273        $ 250         $ 67
    Capital distributions.....................................................       227           15           51
                                                                                   -----        -----         ----
                                                                                   $ 500        $ 265         $118
Payments to MII and affiliates:                                                    =====        =====         ====

    Base management fees......................................................     $ 281       $   --        $  --
    Chain services............................................................       169           --           --
    Golf course rent..........................................................       100          100          100
    Incentive management fees.................................................        60           --           --
    Interest on note payable to MII...........................................        11           48           --
                                                                                   ------      ------        ------
                                                                                   $ 621       $ 148         $100
                                                                                   ======      ======        ======


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

                                   SCHEDULE I
                                   Page 1 of 4

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
           CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                  December 31,     December 31,
                                                                                      1997              1996
                                                                                  ------------     ------------
   Investments in restricted subsidiaries........................................      $ 44,947          $ 9,967
   Other assets...................................................................          694              610
   Cash and cash equivalents......................................................          197            5,755
                                                                                       --------          -------
           Total Assets..........................................................      $  45,838         $ 16,332
                                                                                       =========         ========

LIABILITIES
   Debt$.........................................................................      $ 59,727         $ 37,000
   Due to Marriott International, Inc. and affiliates.............................           --              900
   Accounts payable and accrued expenses..........................................          776               69
                                                                                       --------         --------
           Total Liabilities......................................................       60,503           37,969
                                                                                       --------         --------
PARTNERS' DEFICIT
   General Partner
     Capital contribution.........................................................          909              909
     Cumulative net losses........................................................         (829)            (602)
     Capital distributions........................................................         (101)            (398)
                                                                                      ----------        ---------
                                                                                            (21)             (91)
                                                                                      ----------        ---------
   Limited Partners
     Capital contributions, net of offering costs of $10,576......................       77,444           77,444
     Investor notes receivable....................................................          (22)             (22)
     Capital distributions........................................................      (82,084)         (59,584)
     Cumulative net losses........................................................       (9,982)         (39,384)
                                                                                      ----------         ---------
                                                                                        (14,644)         (21,546)
                                                                                      ----------         ---------
           Total Partners' Deficit................................................     $(14,665)         $(21,637)
                                                                                      ----------         ---------
                                                                                       $ 45,838          $ 16,332
                                                                                      ==========         =========



     The notes to consolidated financial statements of Desert Springs Marriott Limited Partnership are an integral part of these statements.

                                   SCHEDULE I
                                   Page 2 of 4

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
           CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          Fiscal Year Ended December 31,
                               1997, 1996 and 1995

                                                                            1997            1996           1995
                                                                         -------        --------        --------
Interest income..........................................................$       579    $     1,100     $     1,663
Airline equipment........................................................         --          1,248           2,837
Interest expense.........................................................     (3,802)        (3,621)         (3,092)
Partnership expense and other............................................       (345)          (374)           (238)
                                                                         -----------    -----------     -----------
Income before equity in earnings of restricted subsidiaries..............     (3,568)        (1,647)          1,170
                                                                         -----------    -----------     -----------
Equity in earnings of restricted subsidiaries............................     33,267          1,756             415
                                                                         -----------    -----------     -----------
     Net income..........................................................$    29,699    $       109     $     1,585
                                                                         ===========    ===========     ===========




















The notes to consolidated financial statements of Desert Springs Marriott Limited Partnership are an integral part of these statements.

                                   SCHEDULE I
                                   Page 3 of 4

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
           CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                    CONDENSED CONSOLIDATED STATEMENT OF CASH
                   FLOWS Fiscal Year Ended December 31, 1997,
                                  1996 and 1995

                                                                            1997            1996           1995
                                                                         ------------   -----------     -----------
Cash (used in) from operations...........................................$    (3,381)   $       227     $     1,718

INVESTING ACTIVITIES
   (Investment in) dividends from restricted subsidiaries................     (1,277)         4,201           6,628
                                                                         ------------   ------------    ------------
     Cash provided by (used in) investing activities.....................     (1,277)         4,201           6,628
                                                                         ------------   ------------    ------------
FINANCING ACTIVITIES
   Proceeds from issuance of debt........................................     59,727             --              --
   Repayment of debt.....................................................    (37,000)        (8,239)             --
   Capital distributions.................................................    (22,727)        (1,547)         (5,071)
   Advances from MII.....................................................         --          1,700              --
   Repayment of note payable.............................................       (900)          (800)             --
                                                                          -----------   ------------    ------------
     Cash used in financing activities...................................       (900)        (8,886)         (5,071)
                                                                          -----------   ------------    ------------
DECREASE IN CASH AND CASH EQUIVALENTS....................................$    (5,558)   $    (4,458)    $     3,275

CASH AND CASH EQUIVALENTS at beginning of year...........................      5,755         10,213           6,938
                                                                          -----------   ------------    ------------
CASH AND CASH EQUIVALENTS at end of year.................................$       197    $     5,755     $    10,213
                                                                          ===========   ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest on debt......................................$     2,986    $     3,559     $     3,559
                                                                          ===========   ============    ============









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

SCHEDULE III
                                   Page 1 of 2

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                             PALM DESERT, CALIFORNIA

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (in thousands)


                        Gross Amount at December 31, 1997

                                            Subsequent                                        Date of
       Encumbrances    Land    Buildings &  Costs             Buildings &        Accumulated  Completion     Date      Depreciation
                               Improvements Capitalized       Improvements       Depreciation                Acquired  Life


Marriott Desert Springs
Resort & Spa
Palm Desert, CA     $103,000  $11,459  $146,687 $11,041 $11,459 $157,728 $169,187 $33,030       1987          1987       50 years



                                  SCHEDULE III
                                   Page 2 of 2

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (in thousands)



                                                                               1995           1996           1997
                                                                           -----------    ----------     -----------
Notes:

(a)  The changes in the total cost of land,  buildings and  improvements for the three years ended December 31, 1996 were as follows:
     Balance at beginning of year..........................................$   164,527    $   166,939     $   169,260
       Capital expenditures................................................      2,412          2,321              --
       Dispositions........................................................         --             --             (92)
                                                                           -----------    ------------    ------------
     Balance at end of year................................................$   166,939    $   169,260     $   169,168
                                                                           ===========    ============    ============


(b)  The changes in  accumulated  depreciation  and  amortization  for the three years ended December 31, 1996 were as follows:
     Balance at beginning of year..........................................$    22,096    $    25,597     $    29,230
       Depreciation and amortization.......................................      3,501          3,633           3,849
       Dispositions and other .............................................         --             --             (49)
                                                                           -----------    -----------     ------------
     Balance at end of year................................................$    25,597    $    29,230     $    33,030
                                                                           ===========    ===========     ============

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $170,175,000 at December 31, 1997.

                                                      SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 1998.


                           DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP

                           By:      MARRIOTT DESERT SPRINGS CORPORATION
                                                     General Partner


                           By:      /s/ Earla L. Stowe
                                    ------------------
                                    Earla L. Stowe
                                    Vice President and Chief Accounting Officer
                                    (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on September 29, 1998.


Signature                                 Title
                                          (Marriott Desert Springs Corporation)


/s/ Bruce F. Stemerman                    President and Director
Bruce F. Stemerman                        (Principal Executive Officer)


/s/ Robert E. Parsons, Jr.                Vice President and Director
Robert E. Parsons, Jr.


/s/ Christopher G. Townsend               Vice President, Director and Secretary
Christopher G. Townsend