Form 10-Q/A
period 1998-03-27
DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
filed 1998-09-29
CIK 832345

SECURITIES
                             AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-16777


                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

             Delaware                                52-1508601
       ---------------------                   ----------------------

     (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)             Identification No.)

      10400 Fernwood Road, Bethesda, MD               20817-1109
    -------------------------------------      -----------------------

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




                                TABLE OF CONTENTS

                                                                        PAGE NO.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

Condensed Consolidated Statement of Operations
     Twelve Weeks Ended March 27, 1998 and March 28, 1997..................... 1

Condensed   Consolidated   Balance   Sheet
     March  27,  1998  and  December  31, 1997................................ 2

Condensed Consolidated Statement of Cash Flows
     Twelve Weeks Ended March 27, 1998 and March 28, 1997..................... 3

Notes to Condensed Consolidated Financial Statements.......................... 4


Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................... 7



                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings...............................................10

Item 6.       Exhibits and Reports on Form 8-K................................10

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)


                                                                                      Twelve Weeks Ended
                                                                                March 27,             March 28,
                                                                                  1998                  1997
                                                                           ------------------    ------------------
REVENUES (Note 3)
   Hotel revenues
     Rooms.................................................................$           14,433    $               --
     Food and beverage.....................................................            13,471                    --
     Other.................................................................             8,115                    --
                                                                           ------------------    ------------------
         Total hotel revenues..............................................            36,019                    --
   Hotel rentals...........................................................                --                 6,264
                                                                           ------------------    ------------------
                                                                                       36,019                 6,264
                                                                           ------------------    ------------------
OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms.................................................................             2,673                    --
     Food and beverage.....................................................             8,389                    --
     Other hotel operating expenses........................................             8,804                    --
                                                                           ------------------    ------------------
         Total hotel property-level costs and expenses.....................            19,866                    --
   Depreciation............................................................             1,657                 1,941
   Base management fees....................................................             1,081                    --
   Incentive management fees...............................................             1,010                    --
   Property taxes and other................................................               789                   560
                                                                           ------------------    ------------------
                                                                                       24,403                 2,501
                                                                           ------------------    ------------------
OPERATING PROFIT...........................................................            11,616                 3,763
   Interest expense (including first quarter 1998 amount related to
       Host Marriott debt of $1,855).......................................            (4,470)               (3,440)
   Interest income and other...............................................               184                    53
                                                                           ------------------    ------------------

NET INCOME.................................................................$            7,330    $              376
                                                                           ==================    ==================

ALLOCATION OF NET INCOME
   General Partner.........................................................$               73    $                4
   Limited Partners........................................................             7,257                   372
                                                                           ------------------    ------------------

                                                                           $            7,330    $              376
                                                                           ==================    ==================

NET INCOME PER LIMITED PARTNER UNIT (900 Units)............................$            8,063    $              413
                                                                           ==================    ==================


                             See Notes to Condensed Consolidated Financial Statements.

          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                                                 March 27,          December 31,
                                                                                   1998                 1997
                                                                             ----------------    -----------------
                                                                                (unaudited)
                                                       ASSETS

    Property and equipment, net..............................................$        151,284     $        151,401
    Due from Marriott Hotel Services, Inc....................................           5,420                1,368
    Property improvement fund................................................           2,124                1,598
    Deferred financing, net of accumulated amortization......................           3,027                3,000
    Restricted cash reserves.................................................          11,780               10,236
    Cash and cash equivalents................................................           8,805                4,553
                                                                             ----------------     ----------------

                                                                             $        182,440     $        172,156
                                                                             ================     ================

                                          LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
    Mortgage debt............................................................$        102,640     $        103,000
    Note payable.............................................................          19,797               20,000
    Note payable to Host Marriott and affiliates.............................          59,727               59,727
    Due to Marriott Hotel Services, Inc......................................           3,133                2,122
    Accounts payable and accrued expenses....................................           4,478                1,972
                                                                             ----------------     ----------------

          Total Liabilities..................................................         189,775              186,821
                                                                             ----------------     ----------------

PARTNERS' DEFICIT
    General Partner..........................................................              52                  (21)
    Limited Partners.........................................................          (7,387)             (14,644)
                                                                             ----------------     ----------------

          Total Partners' Deficit............................................          (7,335)             (14,665)
                                                                             ----------------     ----------------

                                                                             $        182,440     $        172,156
                                                                             ================     ================









                             See Notes to Condensed Consolidated Financial Statements.

          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                          Twelve Weeks Ended
                                                                                      March 27,         March 28,
                                                                                        1998              1997
                                                                                    -------------    -------------
OPERATING ACTIVITIES
    Net income......................................................................$       7,330    $         376
    Noncash items...................................................................        1,715            2,188
    Change in operating accounts....................................................         (535)           2,853
                                                                                    -------------    -------------

         Cash provided by operating activities......................................        8,510            5,417
                                                                                    -------------    -------------

INVESTING ACTIVITIES
    Additions to property and equipment, net........................................       (1,540)            (619)
    Changes in property improvement fund............................................         (526)              46
                                                                                    -------------    -------------

         Cash used in investing activities..........................................       (2,066)            (573)
                                                                                    -------------    -------------

FINANCING ACTIVITIES
    Change in restricted cash.......................................................       (1,544)          (4,271)
    Repayment of mortgage debt......................................................         (360)              --
    Repayment of note payable.......................................................         (203)              --
    Payment of refinancing costs....................................................          (85)             (26)
    Repayment of note payable to Marriott International, Inc........................           --             (900)
                                                                                    -------------    -------------

         Cash used in financing activities..........................................       (2,192)          (5,197)
                                                                                    -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................        4,252             (353)

CASH AND CASH EQUIVALENTS at beginning of period....................................        4,553            5,755
                                                                                    -------------    -------------

CASH AND CASH EQUIVALENTS at end of period..........................................$       8,805    $       5,402
                                                                                    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest..........................................................$       2,523    $       2,788
                                                                                    =============    =============







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

In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 27, 1998, the results of operations for the twelve weeks ended March 27, 1998 and March 28, 1997 and cash flows for the twelve weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations (see Note 3).

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

Subsequent to the Conversion, the Partnership records revenues which represent gross sales generated by the Hotel. Hotel property-level costs and expenses reflect all property-level costs and expenses. Prior to the Conversion, hotel property-level costs and expenses and incentive management fee expense were not components of operating expense. Rather, hotel property-level costs and expenses was a deduction to arrive at hotel rental and accrued incentive management fee expense was deducted from the additional lease payments in excess of rental income that were deferred by the Partnership. Additionally, base management fees, though a component in the calculation of Operating Profit prior to the Conversion, was not a component of the Partnership's operating costs. Subsequent to the Conversion, the Partnership records base management fees and incentive management fees as components of Partnership operating costs and expenses.


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


The statement of operations of the Partnership presented in the Form 10-Q for the twelve weeks ended March 27, 1998 did not reflect gross hotel sales and property-level operating expenses but rather reflected house profit which represents gross hotel revenues less property-level operating expenses, excluding base and incentive management fees, property taxes, insurance and certain other costs, which were disclosed separately in the statement of operations. The Partnership has concluded that EITF 97-2 should be applied to the Partnership beginning November 25, 1997, the date the Partnership entered into a new management agreement, and accordingly the first quarter 1998 statement of operations has been restated to reflect an increase in hotel revenues and property-level expenses of $19.9 million. The restatement had no impact on operating profit or net income.

The following are summaries of hotel revenues and Partnership operating costs and expenses on a comparative basis, for the twelve weeks ended March 27, 1998 and March 28, 1997 (in thousands). To enhance comparability, hotel revenues and Partnership operating costs and expenses for the twelve weeks ended March 28, 1997 are presented on a "pro forma" basis which assumes the Conversion occurred at the beginning of this period.

                                                         Twelve Weeks Ended
                                                     March 27,         March 28,
                                                        1998              1997
                                                     ---------       -----------
                                                                     (pro forma)
REVENUES
  Hotel Revenues
     Rooms...........................................$  14,433         $  12,712
     Food and beverage...............................   13,471            12,060
     Other...........................................    8,115             8,013
                                                     ---------         ---------
          Total hotel revenues.......................$  36,019         $  32,785
                                                     =========         =========

OPERATING COSTS AND EXPENSES
  Hotel property-level costs and expenses
     Rooms..........................................$    2,673         $   2,259
     Food and beverage..............................     8,389             7,457
     Other hotel operating expenses.................     8,804             8,414
                                                    ----------         ---------
     Total hotel property-level costs and expenses..    19,866            18,130
  Depreciation......................................     1,657             1,941
  Base management fees..............................     1,081               984
  Incentive management fees.........................     1,010               954
  Property taxes and other..........................       789               560
                                                    ----------         ---------
          Total operating costs and expenses....... $   24,403         $  22,569
                                                    ==========         =========

4. Pursuant to the terms of the management agreement, MHS earns an incentive management fee based on Operating Profit as defined. For fiscal year 1998, the Partnership is entitled to the first $21.5 million of Operating Profit (the "Owner's Priority"). Thereafter, MHS will receive the next $1.8 million of Operating Profit as an incentive management fee and any operating profit in excess of $23.3 million will be divided 75% to the Partnership and 25% to MHS. Any such payments will be made annually after completion of the audit of the Partnership's books. Pursuant to the terms of the management agreement, contributions to the property improvement fund in 1998 are 5.5% of gross Hotel sales, a one percentage point increase over the prior year level.

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

RESULTS OF OPERATIONS

Revenues. As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Partnership converted its operating lease to a management agreement in connection with its debt refinancing. Revenues reflect hotel sales in 1998. Revenues reported for the twelve weeks ended March 27, 1998 are not comparable to the Hotel Rentals reported for the twelve weeks ended March 28, 1997. Prior to the Conversion, the Partnership recognized estimated annual hotel rental income on a straight-line basis throughout the year. The profits from the Hotel are seasonal and first and second quarter results are generally higher than the last two quarters of the year. Lease payments in excess of the income recognized by the Partnership were deferred and, to the extent not subject to possible future repayment to the Hotel lessee, were recognized as income during the remainder of the year. Pursuant to the terms of the Operating Lease, Annual Rental, as defined, was equal to the greater of Basic Rental (80% of Operating Profit, as defined) and Owner's Priority, as defined. Additionally, the Hotel tenant was required to pay property taxes, make contributions equal to a percentage of Hotel sales to a property improvement fund (4.5% in 1997 and 5.5% thereafter) and pay rental on the second golf course.


Subsequent to the Conversion, the Partnership records revenues which represent gross sales generated by the Hotel. Hotel property-level costs and expenses reflect all property-level costs and expenses. To enhance comparability, revenues for the twelve weeks ended March 28, 1997 are discussed on a "pro forma" basis which assumes the Conversion occurred at the beginning of this period.


Compared to pro forma results, hotel sales increased $3.2 million, or 9.8%, from $32.8 million in the first quarter 1997 to $36.0 million in the first quarter 1998 due to significant increases in rooms and food and beverage revenue. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a measure under generally accepted accounting principles). For the first quarter 1998, REVPAR increased 14% to $194 due to a 12% increase in average room rate to approximately $236 while average occupancy remained stable when compared to first quarter 1997. Average room rates increased by 15% for group business and 9% for transient business. Additionally, group roomnights sold increased by over 3,000 roomnights or 8% over 1997 while transient roomnights declined by 2,600 roomnights or 14% from first quarter 1997. The increase in the higher rated group roomnights sold more than offset the decline in transient room revenue. As a result of the increase in REVPAR combined with the increase in group roomnights and group average rate, hotel room sales increased 14% or $1.7 million for the first quarter 1998 when compared to the first quarter 1997. Food and beverage sales increased 12% or $1.4 million in first quarter 1998 when compared to the first quarter in 1997 due primarily to the increase in group business and related increases in banquet sales and audio visual rental revenue.


Operating Costs and Expenses. Operating costs and expenses for the twelve weeks ended March 28, 1997 are discussed on a "pro forma" basis which assumes the Conversion occurred at the beginning of this period. Compared to pro forma results, operating costs and expenses increased $1.8 million from $22.6 million in first quarter 1997 to $24.4 million in first quarter 1998 due primarily to increases in hotel property-level costs and expenses. Prior to the Conversion, hotel property-level costs and expenses and incentive management fee expense were not components of operating expense. Rather, hotel property-level costs and expenses was a deduction to arrive at hotel rental and accrued incentive management fee expense was deducted from the additional lease payments in excess of rental income that were deferred by the Partnership. Additionally, base management fees, though a component in the calculation of Operating Profit prior to the Conversion, was not a component of the Partnership's operating costs. Compared to pro forma results, incentive management fees for the quarter increased $56,000, or 6% from $954,000 in first quarter 1997 to $1.0 million in first quarter 1998, as a result of the increase in hotel operations discussed above. Compared to pro forma results, base management fees for the first quarter 1998 increased $97,000, or 10% from $984,000 in first quarter 1997 to $1.1 million in first quarter 1998 with the increase in hotel sales discussed above.

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

Cash provided by operating activities for the twelve weeks ended March 27, 1998 and March 28, 1997 was $8.5 million and $5.4 million, respectively. Cash provided by operations increased $3.1 million primarily due to the Conversion combined with improved Hotel operations. Prior to the Conversion, the Partnership recognized estimated annual hotel rental income on a straight-line basis throughout the year. This change combined with an overall improvement in hotel operations and an increase in accounts payable of $2.1 million due to increased accrued interest liability, resulted in the increase in cash from operations.

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

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP

                                 By:    MARRIOTT DESERT SPRINGS CORPORATION
                                 General Partner



September 29, 1998               By: /s/ Earla L. Stowe
                                     ------------------
                                     Earla L. Stowe
                                     Vice President and Chief Accounting Officer