Form 10-Q/A
period 1998-06-19
DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
filed 1998-09-29
CIK 832345

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


                         Commission File Number: 0-16777


                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

              Delaware                                     52-1508601
       --------------------                         ------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

   10400 Fernwood Road, Bethesda, MD                       20817-1109
  -----------------------------------               ------------------------
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


                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
Item 1.       Financial Statements

Condensed Consolidated Statement of Operations
     Twelve and Twenty-Four Weeks Ended June 19, 1998 and June 20, 1997........1

Condensed Consolidated Balance Sheet
     June 19, 1998 and December 31, 1997...................................... 2

Condensed Consolidated Statement of Cash Flows
     Twenty-Four Weeks Ended June 19, 1998 and June 20, 1997.................. 3

Notes to Condensed Consolidated Financial Statements.......................... 4


Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................7



                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings...............................................11

Item 6.       Exhibits and Reports on Form 8-K................................11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                            Twelve Weeks Ended          Twenty-Four Weeks Ended
                                                         June 19,       June 20,        June 19,       June 20,
                                                           1998           1997            1998           1997
                                                       -----------     -----------    -----------    -----------
REVENUES (Note 3)
   Hotel revenues
     Rooms.............................................$    10,961     $        --    $    25,394    $        --
     Food and beverage.................................     11,266              --         24,737             --
     Other.............................................      6,805              --         14,920             --
                                                       -----------     -----------    -----------    -----------
        Total hotel revenues                                29,032              --         65,051             --
   Hotel rentals.......................................         --           6,224             --         12,488
                                                       -----------     -----------    -----------    -----------
                                                            29,032           6,224         65,051         12,488
                                                       -----------     -----------    -----------    -----------
OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms.............................................      2,454              --          5,127             --
     Food and beverage.................................      7,235              --         15,624             --
     Other hotel operating expenses....................      8,205              --         17,009             --
                                                       -----------     -----------    -----------    -----------
       Total hotel property-level costs and expenses...     17,894              --         37,760             --
   Depreciation........................................      1,657           1,627          3,314          3,568
   Base management fees................................        871              --          1,952             --
   Incentive management fees...........................        831              --          1,841             --
   Property taxes and other............................        850             604          1,639          1,164
                                                       -----------     -----------    -----------    -----------
                                                            22,103           2,231         46,506          4,732
                                                       -----------     -----------    -----------    -----------

OPERATING PROFIT.......................................      6,929           3,993         18,545          7,756
   Interest expense (including second quarter and
     year-to-date 1998 amounts related to
     Host Marriott debt of $1,933 and $3,937)..........     (4,333)         (3,330)        (8,803)        (6,770)
   Interest income and other...........................        270             160            454            213
                                                       -----------     -----------    -----------    -----------

NET INCOME ............................................$     2,866     $       823    $    10,196    $     1,199
                                                       ===========     ===========    ===========    ===========

ALLOCATION OF NET INCOME
   General Partner.....................................$        29     $         8    $       102    $        12
   Limited Partners....................................      2,837             815         10,094          1,187
                                                       -----------     -----------    -----------    -----------
                                                       $     2,866     $       823    $    10,196    $     1,199
                                                       ===========     ===========    ===========    ===========

NET INCOME PER LIMITED
   PARTNER UNIT (900 Units)............................$     3,152     $       906    $    11,216    $     1,319
                                                       ===========     ===========    ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                                                 June 19,           December 31,
                                                                                   1998                 1997
                                                                             ----------------     ----------------
                                                                                (unaudited)
                                                       ASSETS

    Property and equipment, net..............................................$        150,679     $        151,401
    Due from Marriott Hotel Services, Inc....................................           2,185                1,368
    Property improvement fund................................................           2,954                1,598
    Deferred financing, net of accumulated amortization......................           2,971                3,000
    Restricted cash reserves.................................................           9,191               10,236
    Cash and cash equivalents................................................          13,644                4,553
                                                                             ----------------     ----------------

                                                                             $        181,624     $        172,156
                                                                             ================     ================

                                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
    Mortgage debt............................................................$        102,318     $        103,000
    Note payable.............................................................          19,599               20,000
    Note payable to Host Marriott Corporation and affiliates.................          59,727               59,727
    Due to Marriott Hotel Services, Inc......................................           1,963                2,122
    Accounts payable and accrued expenses....................................           4,757                1,972
                                                                             ----------------     ----------------

          Total Liabilities..................................................         188,364              186,821
                                                                             ----------------     ----------------

PARTNERS' CAPITAL (DEFICIT)
    General Partner..........................................................              58                  (21)
    Limited Partners.........................................................          (6,798)             (14,644)
                                                                             ----------------     ----------------

          Total Partners' Deficit............................................          (6,740)             (14,665)
                                                                             ----------------     ----------------

                                                                             $        181,624     $        172,156
                                                                             ================     ================










            See Notes to Condensed Consolidated Financial Statements.


          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                        Twenty-Four Weeks Ended
                                                                                      June 19,          June 20,
                                                                                        1998              1997
                                                                                    -------------    -------------
OPERATING ACTIVITIES
    Net income......................................................................$      10,196    $       1,199
    Noncash items...................................................................        3,429            4,006
    Change in operating accounts....................................................        1,256            9,657
                                                                                    -------------    -------------

          Cash provided by operating activities.....................................       14,881           14,862
                                                                                    -------------    -------------

INVESTING ACTIVITIES
    Additions to property and equipment, net........................................       (2,592)          (1,318)
    Changes in property improvement fund............................................       (1,356)            (469)
                                                                                    -------------    -------------

          Cash used in investing activities.........................................       (3,948)          (1,787)
                                                                                    -------------    -------------

FINANCING ACTIVITIES
    Capital distribution to partners................................................       (2,271)              --
    Change in restricted cash reserves..............................................        1,598          (10,931)
    Repayment of mortgage debt......................................................         (682)              --
    Repayment of note payable.......................................................         (401)            (900)
    Payment of refinancing costs....................................................          (86)             (90)
                                                                                    -------------    -------------

          Cash used in financing activities.........................................       (1,842)         (11,921)
                                                                                    -------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS...............................................        9,091            1,154

CASH AND CASH EQUIVALENTS at beginning of period....................................        4,553            5,755
                                                                                    -------------    -------------

CASH AND CASH EQUIVALENTS at end of period..........................................$      13,644    $       6,909
                                                                                    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for mortgage and other interest.......................................$       5,866    $       6,169
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

In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 19, 1998, the results of operations for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997 and cash flows for the twenty-four weeks ended June 19, 1998 and June 20, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations (see Note 3).

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

The statement of operations of the Partnership presented in the Form 10-Q for the twelve and twenty-four weeks ended June 19, 1998 did not reflect gross hotel sales and property-level operating expenses but rather reflected house profit which represents gross hotel revenues less property-level operating expenses, excluding base and incentive management fees, property taxes, insurance and certain other costs, which were disclosed separately in the statement of operations. The Partnership has concluded that EITF 97-2 should be applied to the Partnership beginning November 25, 1997, the date the Partnership entered into a new management agreement, and accordingly the second quarter and year-to-date 1998 statements of operations have been restated to reflect an increase in hotel revenues and property-level expenses of $17.9 million for the quarter and $37.8 million year-to-date. The restatement had no impact on operating profit or net income.

The following are summaries of hotel revenues and Partnership operating costs and expenses on a comparative basis, for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997 (in thousands). To enhance comparability, hotel revenues and Partnership operating costs and expenses for the twelve and twenty-four weeks ended June 20, 1997 are presented on a "pro forma" basis which assumes the Conversion occurred at the beginning of these periods.

                                                                      Twelve Weeks Ended               Twenty-Four Weeks Ended
                                                                   June 19,          June 20,       June 19,              June 20,
                                                                     1998             1997            1998                  1997
                                                                 -----------      -----------       ----------          ----------
REVENUES
     Hotel Revenues
          Rooms..................................................$    10,961      $    10,353       $   25,394           $  23,065
          Food and beverage......................................     11,266           10,927           24,737              22,987
          Other..................................................      6,805            5,310           14,920              13,323
                                                                 -----------      -----------       ----------           ---------
          Total hotel revenues...................................$    29,032      $    26,590       $   65,061           $  59,375
                                                                 ===========      ===========       ==========           =========

OPERATING COSTS AND EXPENSES
     Hotel property-level costs and expenses
          Rooms..................................................$     2,454      $      2,275       $   5,127           $   4,534
          Food and beverage......................................      7,235             6,909          15,624              14,366
          Other hotel operating expenses.........................      8,205             7,351          17,009              15,765
                                                                 -----------      ------------       ---------            --------
               Total hotel property-level costs and expenses.....     17,894            16,535          37,760              34,665
     Depreciation................................................      1,657             1,627           3,314               3,568
     Base management fees........................................        871               798           1,952               1,781
     Incentive management fees...................................        831               708           1,841               1,662
     Property taxes and other....................................        850               604           1,639               1,164
                                                                 -----------       -----------        ---------           --------
               Total operating costs and expenses................$    22,103       $    20,272        $ 46,506            $ 42,840
                                                                 ===========       ===========        =========           ========


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

5. Host Marriott Corporation ("Host Marriott"), the parent of the General Partner of the Partnership, announced on April 17, 1998, that its Board of Directors has authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999. As part of the REIT conversion, Host Marriott formed a new operating partnership (the "Operating Partnership") and limited partners in certain Host Marriott full-service hotel partnerships and joint ventures, including the Partnership, are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the new Operating Partnership in exchange for their current partnership interests. The Operating Partnership units would be redeemable by the limited partner for freely traded Host Marriott shares (or the cash equivalent thereof) at any time after one year from the closing of the merger. In connection with the REIT conversion, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on June 2, 1998. Limited partners will be able to vote on the Partnership's participation in the merger later this year through a consent solicitation.

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

RESULTS OF OPERATIONS

Revenues. As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Partnership converted its operating lease to a management agreement in connection with its debt refinancing. Revenues reflect hotel sales in 1998. Revenues reported for the twelve and twenty-four weeks ended June 19, 1998 are not comparable to the Hotel Rentals reported for the twelve and twenty-four weeks ended June 20, 1997. Prior to the Conversion, the Partnership recognized estimated annual hotel rental income on a straight-line basis throughout the year. The profits from the Hotel are seasonal and first and second quarter results are generally higher than the last two quarters of the year. Lease payments in excess of the income recognized by the Partnership were deferred and, to the extent not subject to possible future repayment to the Hotel lessee, were recognized as income during the remainder of the year. Pursuant to the terms of the Operating Lease, Annual Rental, as defined, was equal to the greater of Basic Rental (80% of Operating Profit, as defined) and Owner's Priority, as defined. Additionally, the Hotel tenant was required to pay taxes, make contributions equal to a percentage of Hotel sales to a property improvement fund (4.5% in 1997 and 5.5% thereafter) and pay rental on the second golf course.


Subsequent to the Conversion, the Partnership records revenues which represent gross sales generated by the Hotel. Hotel property-level costs and expenses reflect all property-level costs and expenses. To enhance comparability, revenues for the twelve and twenty-four weeks ended June 20, 1997 are discussed on a "pro forma" basis which assumes the Conversion occurred at the beginning of these periods.


Compared to pro forma results, hotel sales increased $2.4 million or 9.2%, from $26.6 million in second quarter 1997 to $29.0 million in second quarter 1998 due to increases in rooms revenues. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). For the second quarter 1998, REVPAR increased 6% to approximately $148 due to a 4% increase in the average room rate to approximately $191 coupled with a slight increase in average occupancy over the same quarter in 1997. Average room rates increased by 6% for group business and 3% for transient business. Additionally, transient roomnights sold increased by over 3,000 roomnights or 20% over the same quarter in 1997 while group roomnights declined by 2,300 or 6% from second quarter 1997. These increases were the result of increased marketing efforts to the transient customers, as well as better than normal weather in the desert for this season. As a result of the increase in REVPAR, hotel room sales increased 5.9% or $608,000 in second quarter 1998 when compared to the same quarter in 1997.

For the first two quarters of 1998, compared to pro forma results, hotel sales increased $5.7 million or 9.6% from $59.4 million in the first two quarters of 1997 to $65.1 million in the first two quarters of 1998 due primarily to increases in rooms revenues. For the year, REVPAR increased 10% over the same period of the prior year to approximately $171 due primarily to a 9% increase in the average room rate to approximately $214 coupled with a 1.1 percentage point increase in average occupancy to approximately 80%. Room sales and profit increased 10% and 9% respectively, due to strong demand in the leisure transient segment and improvements in the Hotel's rooms amenity package and guest services. With the increase in transient demand, the hotel increased its group average room rate by approximately 12% on a year-to-date basis compared to the prior year.


Operating Costs and Expenses. Operating costs and expenses for the twelve and twenty-four weeks ended June 20, 1997 are discussed on a "pro forma" basis which assumes the Conversion occurred at the beginning of these periods. Compared to pro forma results, operating costs and expenses increased $1.8 million from $20.3 million in second quarter 1997 to $22.1 million in second quarter 1998. On a year-to-date basis, operating costs and expenses increased $3.7 million from $42.8 million in 1997 to $46.5 million in 1998. The quarter and year-to-date increases are due primarily to increases in hotel property-level costs and expenses. Prior to the Conversion, hotel property-level costs and expenses and incentive management fee expense were not components of operating expense. Rather, hotel property-level costs and expenses was a deduction to arrive at hotel rental and accrued incentive management fee expense was deducted from the additional lease payments in excess of rental income that were deferred by the Partnership. Additionally, base management fees, though a component in the calculation of Operating Profit prior to the Conversion, were not a component of the Partnership's operating costs.


Compared to pro forma results, incentive management fees for second quarter 1998 increased $123,000, or 17.4% from $708,000 in second quarter 1997 to $831,000 in second quarter 1998 due to the increase in hotel operations discussed above. On a second quarter year-to-date basis, incentive management fees increased $179,000, or 10.8% from $1.7 million in 1997 to $1.8 million in 1998.

Compared to pro forma results, base management fees for the second quarter 1998 increased $73,000, or 9.1% from $798,000 in second quarter 1997 to $871,000 in second quarter 1998 due to the increase in hotel operations discussed above. On a second quarter year-to-date basis, base management fees increased $171,000, or 9.6% from $1.8 million in 1997 to almost $2.0 million in 1998.

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