Form 10-Q
period 1998-09-11
DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
filed 1998-10-27
CIK 832345

SECURITIES
                             AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 11, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-16777

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

      Delaware                                     52-1508601
  --------------                      ---------------------------------------
(State or other jurisdiction
of incorporation or organinazation)   (I.R.S. Employer Identification No.)

10400 Fernwood Road, Bethesda, MD                  20817-1109
---------------------------------            ------------------------
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

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

Condensed Consolidated Statement of Operations
     Twelve and Thirty-Six Weeks Ended September 11, 1998 (Unaudited)
         and September 12, 1997 (Unaudited)...................................1

Condensed Consolidated Balance Sheet
     September 11, 1998 (Unaudited) and December 31, 1997.....................2

Condensed Consolidated Statement of Cash Flows
     Thirty-Six Weeks ended September 11, 1998 (Unaudited)
         and September 12, 1997 (Unaudited). .................................3

Notes to Condensed Consolidated Financial Statements (Unaudited)..............4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................7


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.................................................14

Item 6.    Exhibits and Reports on Form 8-K..................................14

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
                                                        ----------------  ---------------    ----------------  ----------
REVENUES (NOTE 4)
   Hotel revenues
     Rooms...........................................$          5,489  $            --    $         30,883  $            --
     Food and beverage...............................           6,186               --              30,923               --
     Other...........................................           3,608               --              18,528               --
                                                     ----------------  ---------------    ----------------  ---------------
       Total hotel revenues..........................          15,283               --              80,334               --
   Hotel rentals.....................................              --            5,357                  --           17,845
                                                     ----------------  ---------------    ----------------  ---------------
                                                               15,283            5,357              80,334           17,845
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms...........................................           2,084               --               7,211               --
     Food and beverage...............................           5,154               --              20,778               --
     Other department costs and expenses.............           2,653               --              10,756               --
     Selling, administrative and other...............           4,213               --              13,119               --
                                                     ----------------  ---------------    ----------------  ---------------
       Total hotel property-level costs and expenses.          14,104               --              51,864               --
   Depreciation......................................           1,658            1,785               4,972            5,353
   Base management fees..............................             458               --               2,410               --
   Incentive management fees.........................            (486)              --               1,355               --
   Property taxes and other..........................             777              547               2,416            1,711
                                                     ----------------  ---------------    ----------------  ---------------
                                                               16,511            2,332              63,017            7,064
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING (LOSS) PROFIT..............................          (1,228)           3,025              17,317           10,781
   Interest expense (including third quarter and
     year-to-date 1998 amounts related to
     Host Marriott debt of $1,759 and $5,696)........          (4,149)          (3,357)            (12,952)         (10,127)
   Interest income and other.........................             330              190                 784              403
                                                     ----------------  ---------------    ----------------  ---------------

NET (LOSS) INCOME ...................................$         (5,047) $          (142)   $          5,149  $         1,057
                                                     ================  ===============    ================  ===============

ALLOCATION OF NET (LOSS) INCOME
   General Partner...................................$            (50) $            (1)   $             51  $            11
   Limited Partners..................................          (4,997)            (141)              5,098            1,046
                                                     ----------------  ---------------    ----------------  ---------------
                                                     $         (5,047) $          (142)   $          5,149  $         1,057
                                                     ================  ===============    ================  ===============

NET (LOSS) INCOME PER LIMITED
   PARTNER UNIT (900 Units)..........................$         (5,552) $          (157)   $          5,664  $         1,162
                                                     ================  ===============    ================  ===============


      See Notes to Condensed Consolidated Financial Statements (Unaudited).

          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                                                          September 11,       December 31,
                                                                                              1998                1997
                                                                                           (Unaudited)

                                                           ASSETS
    Property and equipment, net.........................................................$        151,151    $       151,401
    Due from Marriott Hotel Services, Inc...............................................              --              1,368
    Property improvement fund...........................................................           2,750              1,598
    Deferred financing, net of accumulated amortization.................................           2,925              3,000
    Restricted cash reserves............................................................           6,776             10,236
    Cash and cash equivalents...........................................................          14,396              4,553
                                                                                        ----------------    ---------------

                                                                                        $        177,998    $       172,156
                                                                                        ================    ===============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
    Mortgage debt.......................................................................$        101,989    $       103,000
    Note payable........................................................................          19,396             20,000
    Note payable to Host Marriott Corporation and affiliates............................          59,727             59,727
    Due to Marriott Hotel Services, Inc.................................................           1,774              2,122
    Accounts payable and accrued expenses...............................................           6,899              1,972
                                                                                        ----------------    ---------------

         Total Liabilities..............................................................         189,785            186,821
                                                                                        ----------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
    General Partner.....................................................................               7                (21)
    Limited Partners....................................................................         (11,794)           (14,644)
                                                                                        ----------------    ---------------

         Total Partners' Deficit........................................................         (11,787)           (14,665)
                                                                                        ----------------    ---------------

                                                                                        $        177,998    $       172,156
                                                                                        ================    ===============








See Notes to Condensed Consolidated Financial Statements(Unaudited).

          DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                               Thirty-Six Weeks Ended
                                                                                          September 11,       September 12,
                                                                                              1998                1997
                                                                                           ----------------    ----------
OPERATING ACTIVITIES
   Net income...........................................................................$          5,149    $         1,057
   Noncash items........................................................................           5,145              6,007
   Changes in operating accounts........................................................           6,760              5,910
                                                                                        ----------------    ---------------

       Cash provided by operating activities............................................          17,054             12,974
                                                                                        ----------------    ---------------

INVESTING ACTIVITIES
   Additions to property and equipment, net.............................................          (4,722)            (2,054)
   Change in property improvement fund..................................................          (1,152)              (352)
   Change in restricted cash reserves...................................................             752                 --
                                                                                        ----------------    ---------------

       Cash used in investing activities................................................          (5,122)            (2,406)
                                                                                        ----------------    ---------------

FINANCING ACTIVITIES
   Capital distribution to partners.....................................................          (2,271)                --
   Change in restricted cash reserves...................................................           1,895             (9,428)
   Repayment of mortgage debt...........................................................          (1,011)                --
   Repayment of note payable............................................................            (604)              (900)
   Payment of refinancing costs.........................................................             (98)              (107)
                                                                                        ----------------    ---------------

       Cash used in financing activities................................................          (2,089)           (10,435)
                                                                                        ----------------    ---------------

INCREASE IN CASH AND CASH EQUIVALENTS...................................................           9,843                133

CASH AND CASH EQUIVALENTS at beginning of period........................................           4,553              5,755
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$         14,396    $         5,888
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest............................................$          8,421    $         9,574
                                                                                        ================    ===============






See Notes to Condensed Consolidated Financial Statements (Unaudited).

                   DESERT SPRINGS MARRIOTT LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying condensed financial statements have been prepared by the Desert Springs Marriott Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K/A for the fiscal year ended December 31, 1997.

       In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 11, 1998, the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 and cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations (see Note 4).

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

2. Certain reclassifications were made to prior year financial statements to conform to the 1998 presentation.

3.     In connection  with the mortgage debt  refinancing  in November 1997 (see
       Note 4), the General Partner received unrevoked consents of limited partners approving certain amendments to the partnership agreement. The amendments, among other things, allowed the formation of certain subsidiaries of the Partnership including Marriott DSM LLC and DS Hotel LLC. The Partnership contributed the Hotel and its related assets to Marriott DSM LLC, which in turn contributed them to DS Hotel LLC, a bankruptcy remote subsidiary. Marriott DSM LLC, a bankruptcy remote subsidiary of the Partnership, owns 100% interest in DS Hotel LLC. The Partnership owns 100% interest in Marriott DSM LLC.

4. On November 25, 1997, the Partnership completed a refinancing of its mortgage debt. In connection with the refinancing, the Partnership converted its operating lease with Marriott Hotel Services, Inc. ("MHS") to a management agreement (the "Conversion"). Prior to the Conversion, the Partnership recognized estimated annual hotel rental income on a straight-line basis throughout the year. The profits from the Marriott's Desert Springs Resort and Spa (the "Hotel") are seasonal and first and second quarter results are generally higher than the last two quarters of the year. Lease payments in excess of the income recognized by the Partnership were deferred and, to the extent not subject to possible future repayment to the Hotel tenant, were recognized as income during the remainder of the year. Pursuant to the terms of the Operating Lease, Annual Rental, as defined, was equal to the greater of Basic Rental
       (80% of Operating Profit, as defined) and Owner's Priority, as defined. Additionally, the Hotel tenant was required to pay property taxes, make contributions equal to a percentage of Hotel sales to a property improvement fund (4.5% in 1997 and 5.5% thereafter) and pay rental on the second golf course.

       Subsequent to the Conversion, the Partnership applied EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." As a result, the Partnership now records as revenues gross sales generated by the Hotel. Hotel property-level costs and expenses reflect all property-level costs and expenses.

       The following are summaries of hotel revenues and Partnership operating costs and expenses on a comparative basis, for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 (in thousands). Hotel revenues and Partnership operating costs and expenses for the twelve and thirty-six weeks ended September 12, 1997 are a "pro forma" presentation which assumes the Conversion occurred at the beginning of fiscal year 1997. In this pro forma presentation, hotel revenues include property-level sales; operating costs and expenses include hotel property-level costs and expenses, base and incentive management fees and certain other expenses such as insurance and equipment rent.

                                                         Twelve Weeks Ended                    Thirty-Six Weeks Ended
                                                  September 11,       September 12,       September 11,       September 12,
                                                      1998                1997                1998                1997
                                                 ---------------     ---------------    ----------------    ----------
                                                                      (pro forma)                             (pro forma)
       HOTEL REVENUES
         Hotel revenues
           Rooms.................................$         5,489     $         4,747    $         30,883    $        27,812
           Food and beverage.....................          6,186               5,156              30,923             28,143
           Other.................................          3,608               3,171              18,528             16,494
                                                 ---------------     ---------------    ----------------    ---------------
              Total hotel revenues...............$        15,283     $        13,074    $         80,334    $        72,449
                                                 ===============     ===============    ================    ===============

       OPERATING COSTS AND EXPENSES
         Hotel property-level costs and expenses
           Rooms.................................$         2,084     $         1,786    $          7,211    $         6,320
           Food and beverage.....................          5,154               4,594              20,778             18,960
           Other hotel operating expenses........          6,866               6,666              23,875             22,431
                                                 ---------------     ---------------    ----------------    ---------------
              Total hotel property-level costs
                and expenses.....................         14,104              13,046              51,864             47,711
         Depreciation............................          1,658               1,785               4,972              5,353
         Base management fees....................            458                 392               2,410              2,173
         Incentive management fees...............           (486)               (204)              1,355              1,458
         Property taxes and other................            777                 686               2,416              2,159
                                                 ---------------     ---------------    ----------------    ---------------
             Total operating costs and expenses $        16,511     $        15,705    $         63,017    $        58,854
                                                 ===============     ===============    ================    ===============


5. Pursuant to the terms of the management agreement, MHS earns an incentive management fee based on Operating Profit as defined. For fiscal year 1998, the Partnership is entitled to the first $21.5 million of Operating Profit (the "Owner's Priority"). Thereafter, MHS will receive the next $1.8 million of Operating Profit as an incentive management fee and any operating profit in excess of $23.3 million will be divided 75% to the Partnership and 25% to MHS. Any such payments will be made annually after completion of the audit of the Partnership's financial statements. For interim reporting purposes, the Partnership estimates the total expected annual incentive management fee and accrues it quarterly based on operating results for that quarter. Pursuant to the terms of the management agreement, contributions to the property improvement fund in 1998 are 5.5% of gross Hotel sales, a one percentage point increase over the prior year level.

6. Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership, has adopted a plan to restructure its business operations so that it will qualify as a real estate investment trust("REIT"). As part of this restructuring (the "REIT Conversion"), Host Marriott and its consolidated subsidiaries will contribute their full-service hotel properties and certain other businesses and assets to Host Marriott, L.P., a Delaware limited partnership (the "Operating Partnership"), in exchange for units of limited partnership interest in the Operating Partnership ("OP Units")and the assumption of liabilities. As part of the REIT Conversion, Host Marriott proposes to merge into HMC Merger Corporation (to be renamed "Host Marriott Corporation"), a Maryland corporation ("Host REIT"), and thereafter continue and expand its full-service hotel ownership business. Host REIT expects to qualify as a REIT beginning with its first full taxable year commencing after the REIT Conversion is completed, which Host Marriott currently expects to be the year beginning January 1, 1999 (but which might not be until the year beginning January 1, 2000). Host REIT will be the sole general partner of the Operating Partnership.

       The Operating Partnership is proposing to acquire by merger (the "Merger") the Partnership. The Limited Partners in the Partnership have been given an opportunity to receive, on a tax-deferred basis, OP Units in the Operating Partnership in exchange for their current limited partnership interests. At any time prior to 5:00 p.m. on the fifteenth trading day following the effective date of the Merger, the Limited Partners can elect to exchange the OP Units received in connection with the Merger for either common stock of Host REIT or a 6.56% callable note due December 15, 2005 of the Operating Partnership. Exercise of either the election to receive common stock or a note would be a taxable transaction.

       Beginning one year after the Merger, Limited Partners who retain OP Units may exchange such OP Units for Host REIT common stock on a one-for-one basis (or their cash equivalent, as determined by Host REIT).

       On June 2, 1998, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. In October 1998, the Prospectus/Consent Solicitation Statement, which formed a part of such Registration Statement, was mailed to the Limited Partners who have until December 12, 1998 to vote on this Merger, unless extended.

  ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements including, without limitation, statements related to the proposed REIT conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion and business and operating strategies in the future. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Certain of the transactions described herein are subject to certain consents of shareholders, lenders, debtholders and partners of Host Marriott and its affiliates and of other third parties and various other conditions and contingencies, and future results, performance and achievements will be affected by general economic, business and financing conditions, competition and government actions. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner; (iii) the ability to compete effectively; (iv) the ability to obtain required consents of shareholders, lenders, debtholders, partners and ground lessors in connection with Host Marriott's proposed conversion to a REIT and to consummate all of the transactions constituting the REIT conversion; (v) changes in travel patterns, taxes and government regulations; (vi) governmental approvals, actions and initiatives; (vii) the effects of tax legislative action; and (viii) the timing of Host Marriott's election to be taxed as a REIT and the ability to satisfy complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Partnership converted its operating lease to a management agreement in connection with its debt refinancing on November 25, 1997 (the "Conversion"). Subsequent to the Conversion, the Partnership's revenues reflect hotel sales. Revenues reported for the twelve and thirty-six weeks ended September 11, 1998 are not comparable to the Hotel Rentals reported for the twelve and thirty-six weeks ended September 12, 1997. Prior to the Conversion, the Partnership recognized estimated annual hotel rental income on a straight-line basis throughout the year. The profits from the Hotel are seasonal and first and second quarter results are generally higher than the last two quarters of the year. Lease payments in excess of the income recognized by the Partnership were deferred and, to the extent not subject to possible future repayment to the Hotel lessee, were recognized as income during the remainder of the year. Pursuant to the terms of the Operating Lease, Annual Rental, as defined, was equal to the greater of Basic Rental (80% of Operating Profit, as defined) and Owner's Priority, as defined. Additionally, the Hotel tenant was required to pay taxes, make contributions equal to a percentage of Hotel sales to a property improvement fund (4.5% in 1997 and 5.5% thereafter) and pay rental on the second golf course.

Subsequent to the Conversion, the Partnership records as revenues gross sales generated by the Hotel. Hotel property-level costs and expenses reflect all property-level costs and expenses. For comparability, revenues for the twelve and thirty-six weeks ended September 12, 1997 are discussed below on a "pro forma" basis which assumes the Conversion occurred at the beginning of fiscal year 1997 (see Note 4).

On a comparative basis, hotel sales increased $2.2 million or 17%, from $13.1 million in third quarter 1997 to $15.3 million in third quarter 1998 due to increases in food and beverage and rooms revenues. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). For the third quarter of 1998, REVPAR increased 16% to approximately $74 due to a 3% increase in the average room rate to approximately $109 coupled with an increase in average occupancy of seven percentage points over the same quarter in 1997. Average room rates increased as a result of a 10% increase in the transient business rate. Additionally, the average occupancy was impacted favorably by the increase in group business during this quarter. For the third quarter of 1998, group roomnights sold increased by over 9,000 or 43% from third quarter 1997. As a result of the increase in REVPAR, hotel room sales increased 16% or $742,000 in third quarter 1998 when compared to the same quarter in 1997. Food and beverage revenue for the third quarter of 1998 was $6.2 million, compared to $5.2 million for the comparable period in 1997, which represents a $1.0 million or 19% increase. The improvement was the result of an overall increase in roomnights sold and a $655,000 increase in catering sales.

For the first three quarters of 1998, compared to pro forma results, hotel sales increased $7.9 million or 11% from $72.4 million in the first three quarters of 1997 to $80.3 million in the first three quarters of 1998 due primarily to increases in rooms and food and beverage revenues. For the year, REVPAR increased 11% over the same period of the prior year to approximately $139 due primarily to a 6% increase in the average room rate to approximately $183 coupled with a three percentage point increase in average occupancy to approximately 76%. Room sales and profit increased 11% and 10% respectively, due to strong demand in the leisure transient segment during the first two quarters and strong group demand during the third quarter of 1998. On a year-to-date basis, food and beverage revenues increased $2.8 million, or 10% to $30.9 million over $28.1 million during the same period in 1997. The year-to-date improvement in overall roomnights sold of over 7,000 contributed to the increase in food and beverage sales.

Operating Costs and Expenses. Compared to pro forma results, operating costs and expenses increased $806,000 from $15.7 million in third quarter 1997 to $16.5 million in third quarter 1998. On a year-to-date basis, operating costs and expenses increased $4.1 million from $58.9 million in 1997 to $63 million in 1998. The quarter and year-to-date increases are due primarily to increases in direct rooms and food and beverage expenses. These costs increased as a result of higher occupancy levels and because higher food sales resulted in higher food cost of sales. However, as a percentage of hotel revenues, the year-to-date 1998 ratio of property-level costs and expenses decreased by one percentage point to 65% when compared to 1997.

Prior to the Conversion, incentive management fee expense was not a component of operating expense. Rather, accrued incentive management fee expense was deducted from the additional lease payments in excess of rental income that were deferred by the Partnership. Additionally, the base management fee and certain other expenses such as insurance and equipment rent, though components in the calculation of Operating Profit prior to the Conversion, were not components of the Partnership's operating costs.

Compared to pro forma results, incentive management fee for the third quarter of 1998 decreased $282,000 compared to the same period in 1997. On a third quarter year-to-date basis, compared to pro forma results, incentive management fee decreased $103,000, or 7% from $1.5 million in 1997 to $1.4 million in 1998. The Partnership recognizes incentive management fee expense on the basis of the projected cumulative percentage earned, as of any interim period, of the full year hotel operating profit. For example, as of third quarter, due to the cyclical nature of the Hotel's operations, it is projected that the Partnership has earned approximately 73% of the hotel operating profit that will be earned for the full fiscal year. Pursuant to an agreement with MHS, in 1997 MHS was entitled to a maximum incentive management fee of $2 million. As of third quarter 1997, the manager had earned approximately $1.5 million of its $2 million incentive management fee for the year. Beginning in 1998, the management agreement provides that the Partnership is entitled to the first $21.5 million of hotel operating profit. Thereafter, the manager will receive the next $1.8 million of hotel operating profit as an incentive management fee and any operating profit in excess of $23.3 million will be divided 75% to the Partnership and 25% to the manager. As of third quarter 1998, based on projected full year hotel operating profit and the new fee payment structure, the Partnership recognized only $1.4 million in incentive management fee compared to $1.5 million for the same period in 1997.

Compared to pro forma results, base management fee for the third quarter of 1998 increased $66,000, or 17% from $392,000 in third quarter 1997 to $458,000 in third quarter 1998 due to the increase in hotel operations discussed above. On a third quarter year-to-date basis, base management fee increased $237,000, or 11% from $2.2 million in 1997 to $2.4 million in 1998.

Depreciation. Depreciation decreased $127,000, or 7%, for third quarter 1998 when compared to the same quarter in 1997. On a year-to-date basis, depreciation decreased $381,000, or 7%, when compared to the same quarter in 1997 as the Partnership's original 10-year equipment became fully depreciated during 1997.

Interest Expense. On November 25, 1997 the Partnership refinanced its $160 million mortgage debt with $182.7 million of debt. The increase in debt along with an increase in the weighted average interest rate from 8.4% in the third quarter of 1997 to 9.8% in the third quarter of 1998 resulted in an increase in interest expense of $792,000, or 23%, from $3.4 million to $4.1 million. On a year-to-date basis, interest expense increased approximately $2.9 million, or 29%, from $10.1 million to $13 million. On a year-to-date basis, the weighted average interest rate increased from 8.4% in 1997 to 9.8% in 1998.

Interest Income and Other. Interest income and other includes $59,000 in third quarter 1998 which represents payments made to the Partnership by Marriott Vacation Club International ("MVCI") for the rental of a gallery and marketing desk in the Hotel's lobby. In third quarter 1997, MVCI rental of $59,000 was recognized and included in the $5.4 million of Hotel rental income. On a year-to-date basis, $191,000 of MVCI rental income is included in interest income and other, compared to $198,000 in the same period in the prior year which was included in hotel rental income.

Net (Loss) Income. Net loss increased $4.9 million to $5.0 million in the third quarter of 1998 when compared to the third quarter of 1997. On a year-to-date basis, net income increased $4.1 million to $5.1 million from prior year as a result of the changes discussed above, primarily the Conversion, and improved hotel operating results.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded primarily through loan agreements with independent financial institutions and Host Marriott. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its operations in the ordinary course of business.

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

Cash provided by operating activities for the thirty-six weeks ended September 11, 1998 and September 12, 1997 was $17.1 million and $13.0 million, respectively. Cash provided by operating activities increased $4.1 million as a result of an increase in accounts payable of $4.9 million due to increased accrued interest liability, offset by the payment of $2.0 million of accrued incentive management fees to MHS in second quarter 1998. $2.0 million from the restricted cash reserves was utilized to pay the accrued incentive management fees to MHS. Additionally, through September 11, 1998, an additional $2.1 million was transferred into the tax and insurance reserve account and $984,000 was disbursed to pay accrued real estate taxes. The tax and insurance reserve is included in restricted cash reserves and the resulting tax and insurance liability is included in accounts payable and accrued expenses in the accompanying balance sheet.

Cash used in investing activities for the thirty-six weeks ended September 11, 1998 and September 12, 1997 was $5.1 million and $2.4 million, respectively. The Partnership's cash used in investing activities consists primarily of contributions to the property improvement fund, contributions to and expenditures from the air conditioning reserve fund, and capital expenditures for improvements at the hotel. Contributions to the property improvement fund for the thirty-six weeks ended September 11, 1998 and September 12, 1997 were $4.4 million and $3.3 million, respectively. Contributions in 1998 increased due to a $7.9 million increase in gross hotel sales and an increase in the contribution rate from 4.5% in 1997 to 5.5% in 1998. Capital expenditures from the property improvement fund were $3.4 million and $2.0 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively. Capital expenditures during the thirty-six weeks ended September 11, 1998 also include $1.3 million for the replacement of the Hotel's air conditioning system. The $752,000 change in restricted cash consists of a $500,000 contribution to the air conditioning reserve fund, $42,000 of interest income earned on the account, and approximately $1.3 million of disbursements from the reserve. The General Partner believes that the property improvement fund and capital expenditure reserves will provide adequate funds in the short and long term to meet the Hotel's capital needs.

Cash used in financing activities for the thirty-six weeks ended September 11, 1998 and September 12, 1997 was $2.1 million and $10.4 million, respectively. The Partnership's cash financing activities consist primarily of payments of the mortgage debt, contributions to and withdrawals from the restricted debt service cash reserves and cash distributions. Year-to-date 1998 contributions to the restricted cash reserves consist of interest income earned year-to-date of $152,000. Disbursements from the reserves include approximately $2.0 million for debt service payments on the mortgage debt and note payable. Year-to-date contributions to the restricted cash reserves in 1997 consisted of $9.4 million of excess cash from Hotel operations held for future debt service. During the second quarter of 1998, the Partnership distributed $2.3 million to the partners ($2,500 per limited partner unit) from 1997 operations.

YEAR 2000 ISSUE

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership. Host Marriott has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 Issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Partnership has a material relationship or whose systems are material to the operations of the Partnership's Hotel. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Host Marriott has not delayed any systems projects due to the Year 2000 Issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 Issues for its in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, Host Marriott does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Hotel, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotel, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. Host Marriott does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's Hotel. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized charges allocated to the Hotel will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotel. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its third party management agreement. The management agreement generally does not specifically address the Year 2000 compliance issue. Therefore the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 Issue with Marriott International, the Manager of the Hotel. Due to the significance of Marriott International to the Partnership's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT
Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Business Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurance that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 Issue, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 Issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on a centralized reservation system and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 Issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 Issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

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

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott Corporation ("Host Marriott") filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited
Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership and Atlanta Marriott Marquis Limited Partnership (collectively, the "Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Partnerships for inflated prices and that they charged the Partnerships excessive management fees to operate the Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. Although the Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Partnerships include an indemnity provision which requires the Partnerships, under certain circumstances, to indemnify the general partners against losses, expenses and fees.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits - None.

b.   Reports on Form 8-K

     September 17, 1998 - In this filing, Item 5 -- Other Events discloses that the General Partner sent the limited partners of the Partnership a letter to inform them that September 18, 1998 will be the record date for voting in the forthcoming consent solicitation. Those limited partners whose ownership is reflected on the records of the General Partner as of September 18, 1998 will be eligible to vote on the merger and proposed amendments to the partnership agreement. A copy of the letter was included as an Item 7--Exhibit in this Form 8-K filing.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DESERT SPRINGS MARRIOTT
                         LIMITED PARTNERSHIP

                         By:    MARRIOTT DESERT SPRINGS CORPORATION
                         General Partner


                                    /s/ Earla L. Stowe
October 27, 1998      By:           ------------------
                                    Earla L. Stowe
                                    Vice President and Chief Accounting Officer